Form 10-Q
period 1996-03-31
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 1996-08-14
CIK 1005335

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1996

Commission File Number 33-80723


                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
             (Exact name of registrant as specified in its charter)


      New York                                    13-3862967
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)

                    c/o Smith Barney Futures Management Inc.
                           390 Greenwich St. - 1st Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X    No

                                    PART 1
                        ITEM 1. - FINANCIAL STATEMENTS


               SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                       Statement of Financial Condition
                                March 31, 1996

                                    ASSETS

Cash ..............................................               $2,000
                                                                  ------
      Total assets .................................              $2,000
                                                                  ======


                                PARTNERS' CAPITAL


Partners' Capital .................................               $2,000
                                                                  ------
      Total partners' capital  .....................              $2,000
                                                                  ======


See Notes to Financial Statements

                  NOTES TO STATEMENT OF FINANCIAL CONDITION

General

     Smith Barney Principal Plus Futures Fund L.P. II (the "Partnership") was formed under the laws of the State of New York on November 16, 1995 and has not yet commenced operations. Smith Barney Futures Management Inc. (the "General
Partner")  has  agreed  to  make  capital  contributions  so  that  its  General
Partnership interest will be the greater of (i) 1% of the partners' contributions to the Partnership or (ii) $25,000. The Limited Partnership Agreement, included in the Partnership's registration statement on Form S-1 (file number 33-80723) (the "Registration Statement"), provides that 20,000 units of limited partnership interest ("Units") must be sold at $1,000 per Unit prior to commencement of trading activities. Further, 20,000 Units must be subscribed for within 120 days after the date of commencement of the public offering of the Units (February 29, 1996), subject to an extension of up to an additional 90 days by the General Partner. All subscriptions plus interest earned thereon are to be refunded should less than 20,000 Units be sold during the subscription period or extension thereof. The minimum subscription is $5,000 except that subscriptions for employee benefit plans can be made for a minimum of $2,000.

     Smith Barney Inc. ("SB") will act as the commodity broker for the Partnership. The General Partner of the Partnership is a wholly-owned subsidiary of Smith Barney Holdings, Inc., which is the sole owner of SB. All trading decisions will be made for the Partnership by John W. Henry & Co., Inc. and Willowbrige Associates Inc. (collectively, the "Advisors"), upon commencement of operations. None of the Advisors are affiliated with the General Partner or SB.

     SB will bear all of the Partnership's organizational and offering expenses incurred in connection with the issuance and distribution during the Initial Offering Period of the securities being registered, estimated at $650,000. SB will be reimbursed from interest income otherwise payable in the sole discretion of SB, to the Partnership's trading account at SB.

     The accompanying financial statement is unaudited but, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 1996. This financial statement presents the results of an interim period and does not include all disclosures normally provided in annual financial statements; it should be read in conjunction with the financial statement included in the Registration Statement.

Subsequent Event

     The Partnership commenced trading operations on August 9, 1996 with total proceeds of $20,100,000 which includes the General Partner contribution of $203,000.

                                    PART I

Item 2.  Management's Discussion and Analysis of Financial
         Condition.

     The Registration Statement covering 60,000 Units of Limited Partnership Interest became effective on February 29, 1996, thus necessitating this filing under Section 15(d) of the Securities Exchange Act of 1934, as amended.

     As of March 31, 1996, the Partnership has not accepted any subscriptions other than the $2,000 of General Partner contributions. Subscription amounts are held in escrow until the termination of the Initial Offering Period.

     This Form 10-Q constitutes the  registrant's  quarterly report filing under
Section 15(d) of the Securities Exchange Act of 1934, as amended. The prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 and dated February 29, 1996 is hereby incorporated by reference. Since the registrant lacks any information required to be reported on Form 10-Q for the quarter ended March 31, 1996 this, "10-Q" is hereby submitted in reliance upon past advice of the Office of the Chief Counsel, Division of Corporate Finance.

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders -
         None

Item 5.  Other Information - None

Item 6.  (a) Exhibits - None

         (b) Reports on Form 8-K - None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II


By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        -------------------------------------
        David J. Vogel, President

Date:   8/14/96

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        -------------------------------------
        David J. Vogel, President


Date:   8/14/96


By:     /s/ Daniel A. Dantuono
        -------------------------------------
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:   8/14/96