Form 10-Q
period 1996-06-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 1996-08-14
CIK 1005335

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


For the Quarter ended June 30, 1996

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

                                    PART 1
                        ITEM 1. - FINANCIAL STATEMENTS


               SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                       Statement of Financial Condition
                                  June 30, 1996

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

     The accompanying financial statement is unaudited but, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 1996. This financial statement presents the results of an interim period and does not include all disclosures normally provided in annual financial statements; it should be read in conjunction with the financial statement included in the Registration Statement.

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

     As of June 30, 1996, the Partnership has accepted $17,158,000 of Limited Partners subscriptions and $2,000 of General Partner contributions. Subscription amounts are held in escrow until the termination of the Initial Offering Period.

     This Form 10-Q constitutes the  registrant's  quarterly report filing under
Section 15(d) of the Securities Exchange Act of 1934, as amended. The prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 and dated February 29, 1996 is hereby incorporated by reference. Since the registrant lacks any information required to be reported on Form 10-Q for the quarter ended June 30, 1996 this, "10-Q" is hereby submitted in reliance upon past advice of the Office of the Chief Counsel, Division of Corporate Finance.

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

SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II


By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President

Date:   8/14/96

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. By: Smith Barney Futures Management Inc. (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:   8/14/96


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:   8/14/96