Form 10-Q
period 1996-09-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 1996-11-14
CIK 1005335

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1996

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

               SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                                    FORM 10-Q
                                      INDEX

                                                                       Page
                                                                      Number


PART I - Financial Information:

       Item 1.    Financial Statements:

                  Statement of Financial Condition at
                  September 30, 1996.                                    3

                  Statement of Income and Expenses and
                  Partners' Capital for the period from
                  August 9,1996 (commencement of operations)
                  to September 30, 1996.                                 4

                  Notes to Financial Statements                        5 - 8

       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                           9 - 10


PART II - Other Information                                              11

                                     PART I

                          Item 1. Financial Statements


                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.II
                        STATEMENT OF FINANCIAL CONDITION





                                                                   SEPTEMBER 30,
                                                                       1996
                                                                   -------------
ASSETS
                                                                   (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                                          $ 6,422,439
  Net unrealized appreciation
   on open futures contracts                                           1,223,871
  Zero Coupons, $20,100,000
   principal amount in 1996
   due November 15, 2003 at market value
   (amortized cost $12,805,655)                                       12,605,112
                                                                     -----------

                                                                     $20,251,422
                                                                     ===========


LIABILITIES AND PARTNERS' CAPITAL


Liabilities:

 Accrued expenses:
  Management fees                                                    $    27,303
  Commissions                                                             59,701
  Incentive fees                                                          22,339
  Due to Smith Barney                                                    614,864
  Other                                                                   21,372
                                                                     -----------
                                                                         745,579
                                                                     -----------
Partners' Capital

General Partner, 203 Unit
  equivalents outstanding in 1996                                        196,999
Limited Partners, 19,897
  Units of Limited Partnership
  Interest outstanding in 1996                                        19,308,844
                                                                     -----------

                                                                      19,505,843
                                                                     -----------

                                                                     $20,251,422
                                                                     ===========
See Notes to Financial Statements
                                       3

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                PERIOD FROM
                                                              AUGUST 9, 1996
                                                             (COMMENCEMENT OF
                                                            TRADING OPERATIONS)
                                                              TO SEPTEMBER 30,
                                                                   1996
                                                               ------------

Income:
  Net gains (losses) on trading of
   commodity interests:
  Realized (losses) on closed positions                        $   (918,870)
  Change in unrealized gains on
   open positions                                                 1,223,871
                                                               ------------

                                                                    305,001

Less, brokerage commissions and clearing
  fees ($2,459)                                                    (110,991)
                                                               ------------


  Net realized and unrealized gains                                 194,010

  Unrealized depreciation on Zero Coupons                          (200,543)
  Interest income                                                   152,666
                                                               ------------

                                                                    146,133
                                                               ------------


Expenses:
  Management fees                                                    46,580
  Other                                                              21,371
  Incentive fees                                                     22,339
                                                               ------------
                                                                     90,290
                                                               ------------


  Net income                                                         55,843
                                                               ------------



  Net increase in Partners' capital                                  55,843

Proceeds from offering - Limited Partners                        19,897,000
                         General Partner                            203,000
Offering and organization expense                                  (650,000)
                                                               ------------


Partners' capital, end of period                               $ 19,505,843
                                                               ============

Net Asset Value per Unit
  (20,100 Units outstanding at
  September 30, 1996)                                          $     970.44
                                                               ============

Net income per Unit of Limited Partnership
   Interest and General Partnership
   Unit equivalent                                             $       2.78
                                                               ============


Redemption Net Asset Value per Unit                            $   1,001.03
                                                               ============
See Notes to Financial Statements.

               SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


1. General:


     Smith Barney Principal Plus Futures Fund L.P. II (the "Partnership") was formed under the laws of the State of New York on November 16, 1995. The Partnership engages in the speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts, including futures contracts on U.S. Treasuries and certain other financial instruments, foreign currencies and stock indices. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership maintains a portion of its assets in interest payments stripped from U.S. Treasury Bonds under the Treasury's STRIPS program which payments are due approximately seven years from the date trading commenced ("Zero Coupons").

     Between April 3, 1996 (commencement of offering period) and August 8, 1996, 19,897 Units of limited partnership interest were sold at $1,000 per unit. The proceeds of the offering were held in an escrow account until August 9, 1996, at which time they were turned over to the Partnership for trading.

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions will be made for the Partnership by John W. Henry & Company, Inc. and Willowbrige Associates Inc. (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 1996 and the results of its operations for the period from August 9, 1996 (commencement of operations) to September 30, 1996. These financial statements present the results of an interim period and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statement included in the Registration Statement.

     Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

               SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the period from August 9, 1996 (commencement of trading operations) to September 30, 1996 were as follows:

                                              PERIOD FROM
                                             AUGUST 9, 1996
                                            (COMMENCEMENT OF
                                           TRADING OPERATIONS)
                                             TO SEPTEMBER 30,
                                                   1996

Net realized and unrealized gains               $    9.65
Realized and unrealized losses
 on Zero Coupons                                    (9.98)
Interest Income                                      7.60
Expenses                                            (4.49)
                                                ----------

Increase for period                                  2.78

Net asset value per Unit,
 beginning of period                               967.66

Net asset value per Unit,
 end of period                                  $  970.44
                                                =========

Redemption net asset
 value per Unit *                               $1,001.03
                                                =========

* For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses will not reduce redemption net asset value per unit.

3. Offering and Organization Costs:

     Offering and organization expenses estimated at $650,000 relating to the issuance and marketing of Units offered were initially paid by SB. The accrued liability for reimbursement of offering and organization expenses will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units. Interest earned by the Partnership will be used to reimburse SB for the offering and organization expenses of the Partnership until such time as such expenses are fully reimbursed. As of September 30, 1996, the Partnership had reimbursed SB for $35,136 of offering and organization expenses.

4. Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statement of income and expenses.

     The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1996 was $1,223,871 and the average fair value during the period from August 9, 1996 (commencement of operations) to September 30, 1996, based on monthly calculation, was $629,221.

5. Financial Instrument Risk:

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SB.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $142,225,229 and $35,787,242, respectively, as detailed below. All of these instruments mature within one year of September 30, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1996, the Partnership had net unrealized trading gains of $1,223,871, as detailed below.

                                      NOTIONAL OR CONTRACTUAL          NET
                                       AMOUNT OF COMMITMENTS        UNREALIZED
                                    TO PURCHASE      TO SELL        GAIN/(LOSS)
                                    -----------      -------        -----------

Currencies
- Exchange Traded Contracts          $  2,569,000   $  4,319,263   $     28,113
- OTC Contracts                        17,344,555     20,708,566        (40,367)
Energy                                  4,168,250              0        609,421
Interest Rates-US                       2,499,694      2,453,094        (59,213)
Interest Rates-Non US                 108,018,994              0        880,882
Grains                                  2,552,458      1,095,865         16,988
Livestock                               1,069,390              0        (37,790)
Softs                                   2,858,138      1,321,089       (273,773)
Metals                                          0      5,889,365         99,677
Indices                                 1,144,750              0            (67)
                                     ------------   ------------   ------------

Total                                $142,225,229   $ 35,787,242   $  1,223,871
                                     ============   ============   ============

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.


Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred in the period ended September 30, 1996.

     The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.


Results of Operations

     During the period from August 9, 1996 (commencement of operations) to September 30, 1996, the Partnership's net asset value per Unit increased .3% from $967.66 to $970.44. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1996 of $305,001. Gains were recognized in the trading of commodity futures in energy products, interest rates, and metals and were partially offset by losses recognized in agricultural products, currencies, and indices.

     Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify correctly those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

     Interest Income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day Treasury bill rate determined weekly by SB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and are affected by trading performance and redemptions.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions.

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor.

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

Date:    11/11/96

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    11/11/96


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    11/11/96