Form 10-K
period 1996-12-31
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 1997-03-27
CIK 1005335

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 1996

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: 60,000 Units of Limited
                                                            Partnership
                                                            Interest
                                                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ]

                                     PART I

Item 1. Business.

      (a) General development of business. Smith Barney Principal Plus Futures Fund L.P. II (the "Partnership") is a limited partnership organized on November 16, 1995 under the Partnership Law of the State of New York. The Partnership engages in speculative trading of commodity interests, including contracts on foreign currencies, commodity options and commodity futures contracts including futures contracts on United States Treasury and other financial instruments, foreign currencies and stock indices. The Partnership maintains a portion of its assets in interest payments stripped from U.S. Treasury Bonds under the Treasury's STRIPS program ("Zero Coupons") which payments will be due November 15, 2003. The Partnership uses the Zero Coupons and its other assets to margin its commodities account.
      A total of 60,000 Units of Limited Partnership Interest in the Partnership (the "Units") were offered to the public. Between April 3, 1996 and August 8, 1996, 19,897 Units were sold to the public at $1,000 per Unit. Proceeds of the offering along with the General Partners' contribution of $203,000 were held in escrow until August 8, 1996 at which time an aggregate of $20,100,000 were turned over to the Partnership and the Partnership commenced trading operations.
      The Partnership's trading of futures contracts on commodities is done on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with its commodity broker, Smith Barney Inc. ("SB").
      Smith Barney  Futures  Management  Inc.  acts as the general  partner (the
"General  Partner")  of the  Partnership.  SB is an  affiliate  of  the  General
Partner.
      Under the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner administers the business and affairs of the Partnership. As of December 31, 1996 all commodity trading decisions are made for the Partnership by John W. Henry & Company, Inc. ("JWH") and Willowbridge Associates Inc. ("Willowbridge") (collectively, the "Advisors"). None of the Advisors is affiliated with the General Partner or SB. The Advisors are not responsible for the organization or operation of the Partnership.
      Pursuant to the terms of the Management Agreement (the "Management Agreement"), the Partnership is obligated to pay Willowbridge a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to it and pay JWH a monthly management fee equal to 1/3 of 1% (4% per year) of the month-end Net Assets allocated to it. The Partnership will also pay Willowbridge an incentive fee payable quarterly equal to 20% of New Trading Profits earned by it for the Partnership and JWH will receive an incentive fee of 15% of the New Trading Profits.
      The Customer Agreement provides that the Partnership will pay SB a monthly brokerage fee equal to 7/12 of 1% of month-end Net Assets allocated to the Advisors (7% per year) in lieu of brokerage commissions on a per trade basis. SB will pay a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership will pay for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.
      In addition, SB will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.
      In the unlikely event that the Partnership is required to meet a margin call in excess of the cash balance in its trading accounts, Smith Barney Holdings Inc. will contribute up to an amount equal to the maturity value of the Zero Coupons held by the Partnership at the time of such call to the capital of the Partnership to permit it to meet its margin obligations in excess of its cash balance. The guarantee can only be invoked once. After the guarantee is invoked, trading will cease and the General Partner will either wait until the end of the month in which the Zero Coupons come due (November 2003), (the "First Payment Date"), or will distribute cash and Zero Coupons to the limited partners.

The General Partner will provide a copy of Smith Barney Holdings Inc.'s annual report as filed with the SEC to any limited partner requesting it.
      (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the period from August 9, 1996
(commencement of trading operations) to December 31, 1996 is set forth under "Item 6. Select Financial Data." Partnership capital as of December 31, 1996 was $22,257,561.
      (c)     Narrative description of business.
              See Paragraphs (a) and (b) above.
              (I) through (x) - Not applicable.
              (xi) through (xii) - Not applicable.
              (xiii) - The Partnership has no employees.

      (d)     Financial Information About Foreign and Domestic
              Operations and Export Sales. The Partnership does not engage in sales of goods or services, and therefore this item is not applicable.
Item 2.  Properties.
      The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SB.
Item 3.  Legal Proceedings.
      There are no pending legal proceedings to which the Partnership is a party or to which any of its assets is subject. No material legal proceedings affecting the Partnership were terminated during the fiscal year.
Item 4.  Submission of Matters to a Vote of Security Holders.
      There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.
                                     PART II
Item 5. Market for Registrant's Common Equity and Related Security
          Holder Matters.
          (a) Market Information. The Partnership has issued no stock. There is no public market for the Units of Limited Partnership Interest.
          (b)   Holders. The number of holders of Units of Limited
                Partnership Interest as of December 31, 1996 was 1,377.
          (c) Distribution. The Partnership did not declare a distribution in 1996.

Item 6. Select Financial Data. The Partnership commenced trading operations on August 9, 1996. Realized and unrealized trading gains, realized and unrealized gains on Zero Coupons, interest income, net income and increase in net asset value per Unit for the period from August 9, 1996 (commencement of trading operations) to December 31, 1996 and total assets at December 31, 1996 were as follows:
                                                            1996
Realized and unrealized trading
 gains net of brokerage commissions
 and clearing fees of $346,364                         $ 2,812,357

Realized and unrealized gains on
 Zero Coupons                                               80,764

Interest income                                            434,374
                                                       -----------
                                                       $ 3,327,495

Net Income                                             $ 2,717,561
                                                       ===========

Increase in net asset value per unit                       $135.20
                                                           =======

Total assets                                           $23,276,499
                                                       ===========

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.
      (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
      (1) Partnership funds are invested only in commodity contracts which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
      (2) No Advisor will initiate additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66-2/3% of the Partnership's assets allocated to the Advisor.
      (3) The Partnership will not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
      (4) The Partnership will not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.

      (5) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or
"straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
      (6) The Partnership will not permit the churning of its commodity trading accounts.
      (7) The Partnership may cease trading and liquidate all open positions prior to its dissolution if its Net Assets (excluding assets maintained in Zero Coupons) decrease to 10% of those assets on the day trading commenced (adjusted for redemptions).
      The Partnership is party to financial instruments with off- balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also "Item 8. Financial Statement and Supplementary Data.", for further information on financial instrument risk included in the notes to financial statements.)
         Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, at its discretion, cause the Partnership to cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2015;
(ii) at the end of the month in which the Zero Coupons purchased by the Partnership come due (November 15, 2003), unless the General Partner elects otherwise; (iii) the vote to dissolve the Partnership by limited partners owning more than 50% of the Units; (iv) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; (v) the Partnership is required to register under the Investment Company Act of 1940 and the General Partner determines that dissolution is therefore in the Partnership's best interest; or

(vi) the occurrence of any event which shall make it unlawful for the existence of the Partnership to be continued.
      (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
           (ii) The Partnership's capital will consist of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and Zero Coupon appreciation or depreciation, and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. Furthermore, the Partnership will receive no payment on its Zero Coupons until their due date. However, the Partnership will accrue interest on the Zero Coupons and Limited Partners will be required to report as interest income on their U.S. tax returns in each year their pro-rata share of the accrued interest on the Zero Coupons even though no interest will be paid prior to their due date. In addition, the amount of interest income payable by SB is dependent upon interest rates over which the Partnership has no control.

      No forecast can be made as to the level of redemptions in any given period. Beginning with the first full quarter ending at least six months after trading commences (March 31, 1997), a Limited Partner may cause all of his Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of a quarter (the "Redemption Date") on ten days' written notice to the General Partner. Redemption fees equal to 2% of Redemption Net Asset Value per Unit redeemed will be charged to any Limited Partner who redeems his Units on the first, second or third possible redemption dates and 1% on the fourth and fifth possible redemption dates, respectively. Thereafter, no redemption fee will be charged. Redemption Net Asset Value differs from Net Asset Value calculated for financial reporting purposes in that the accrued liability for reimbursement of offering and organization expenses will not be included in the calculation of Redemption Net Asset Value.
      Offering and organization expenses of $560,000 relating to the issuance and marketing of Units offered were initially paid by SB. The accrued liability for reimbursement of offering and organization expenses will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units. Interest earned by the Partnership will be used to reimburse SB for the offering and organization expenses of the Partnership plus interest at the prime rate quoted by The Chase Manhattan Bank until such time as such expenses are fully reimbursed. As of December

31, 1996, the Partnership has reimbursed SB for $110,123 of offering and organization expenses and $15,696 of interest.
      For each Unit redeemed and not offset by a purchase, the Partnership liquidates $1,000 (principal amount) of Zero Coupons and will continue to liquidate $1,000 (principal amount) of Zero Coupons per Unit redeemed. These liquidations will be at market value which will be less than the amount payable on their due date. Moreover, it is possible that the market value of the Zero Coupon could be less than its purchase price plus the original issue discount amortized to date.
      (c) Results of operations. For the period from August 9, 1996 (commencement of trading operations) to December 31, 1996, the net asset value per Unit increased 13.9% from $972.14 to $1,107.34. The net asset value of $972.14 at commencement of trading operations is reflective of charging offering and organizational expenses against the initial capital of the Partnership for financial reporting purposes. The redemption value per unit at December 31, 1996 is $1,129.72. There were no operations in 1995 and 1994.
      The Partnership experienced net trading gains of $3,158,721 before commissions and expenses for the period ended December 31, 1996. Gains were attributable to the trading of commodity futures in interest rates, metals, energy and foreign currencies. These gains were partially offset by losses experienced in the trading of indices and agricultural products. The Partnership experienced unrealized appreciation of $80,764 on Zero Coupons during 1996.

The Partnership included in interest income the amortization of original issue discount on Zero Coupons based on the interest method.
      Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Item 8.         Financial Statements and Supplementary Data.




               SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                          INDEX TO FINANCIAL STATEMENTS



                                                                    Page
                                                                   Number


                Report of Independent Accountants.                  F-2

                Financial Statements:
                Statement of Financial Condition at
                December 31, 1996.                                  F-3

                Statement of Income and Expenses for
                the period from August 9, 1996
                (commencement of trading operations)
                to December 31, 1996.                               F-4

                Statement of Partners'  Capital for
                the year ended  December 31, 1996 and
                for the period from November 16, 1995
                (date Partnership was organized) to
                December 31, 1995.                                  F-5

                Notes to Financial Statements.                    F-6 -  F-12

                                    Continued

                        Report of Independent Accountants

To the Partners of
  Smith Barney Principal PLUS Futures Fund L.P. II:

We have audited the accompanying statement of financial condition of SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II (a New York Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income and expenses for the period from August 9, 1996 (commencement of trading operations) to December 31, 1996, and of partners' capital for the year ended December 31, 1996 and for the period from November 16, 1995 (date Partnership was organized) to December 31, 1995. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management of the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Principal PLUS Futures Fund L.P. II as of December 31, 1996 and 1995, and the results of its operations for the period from August 9, 1996 (commencement of trading operations) to December 31, 1996 and of partners' capital for the year ended December 31, 1996 and for the period from November 16, 1995 (date Partnership was organized) to December 31, 1995, in conformity with generally accepted accounting principles.



                                                      Coopers & Lybrand L.L.P.

New York, New York
February 28, 1997

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
                        Statement of Financial Condition
                           December 31, 1996 and 1995


Assets:                                                    1996          1995
Equity in commodity futures
 trading account:
  Cash and cash equivalents (Note 3c)                  $ 9,941,903   $     2,000
  Net unrealized appreciation
   on open futures contracts                               241,456
   Zero Coupons, $20,100,000
   principal amount due November 15, 2003,
   at market value (amortized cost $13,012,376)
   (Notes 1 and 2)                                      13,093,140
                                                       -----------   -----------
                                                       $23,276,499   $     2,000
                                                       ===========   ===========
Liabilities and Partners' Capital:
Liabilities:
 Accrued expenses:
  Commissions                                          $    74,500
  Management fees                                           33,970
  Incentive fees                                           421,541
  Due to SB (Note 6)                                       449,877
  Other                                                     39,050
                                                       -----------
                                                         1,018,938
                                                       -----------
Partners' capital (Notes 1, 5, and 7):
 General Partner, 203 and 1 Unit
  equivalents outstanding in 1996
  and 1995, respectively                                   224,790   $     1,000
 Limited Partners, 19,897 and 1
  Units of Limited Partnership Interest
  outstanding in 1996 and 1995, respectively            22,032,771         1,000
                                                       -----------   -----------
                                                        22,257,561         2,000
                                                       -----------   -----------
                                                       $23,276,499   $     2,000
                                                       ===========   ===========


See notes to financial statements.

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
                        Statement of Income and Expenses
  for the period from August 9, 1996 (commencement of trading operations) to
                                December 31, 1996


                                      1996
Income:
 Net gains on trading of
   commodity interests:
   Realized gains on
   closed positions                 $2,917,265
  Change in unrealized gains
   on open positions                   241,456
                                    ----------
                                     3,158,721
 Less, Brokerage commissions
  and clearing fees ($6,910)
  (Note 3c)                            346,364
                                    ----------
 Net realized and unrealized
  gains                              2,812,357
 Unrealized appreciation
  on Zero Coupons                       80,764
 Interest income (Notes 2c,
  3c and 6)                            434,374
                                    ----------
                                     3,327,495
                                    ----------
Expenses:
 Management fees (Note 3b)             146,507
 Incentive fees (Note 3b)              421,541
 Other expenses                         41,886
                                    ----------
                                       609,934
                                    ----------
Net income                          $2,717,561
                                    ==========
Net income per Unit of Limited
 Partnership Interest and
 General Partner Unit
 equivalent (Notes 1 and 7)         $   135.20
                                    ==========


See notes to financial statements.

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
 Statement of Partners' Capital for the year ended December 31, 1996 and for the period from November 16, 1995 (date the Partnership was organized) to
                                December 31, 1995


                                      Limited         General
                                      Partners        Partner         Total
Initial capital contributions      $      1,000    $      1,000    $      2,000
                                   ------------    ------------    ------------
Partners' capital at
  December 31, 1995                       1,000           1,000           2,000
Proceeds from offering of
  19,896 Units of Limited
  Partnership Interest
  and General Partner's
  contribution representing
  202 Unit equivalents (Note 1)      19,896,000         202,000      20,098,000
Offering and organization
  costs (Note 6)                       (554,400)         (5,600)       (560,000)
                                   ------------    ------------    ------------
Opening Partnership capital
  for operations                     19,342,600         197,400      19,540,000
Net Income                            2,690,171          27,390       2,717,561
                                   ------------    ------------    ------------
Partners' capital at
  December 31, 1996                $ 22,032,771    $    224,790    $ 22,257,561
                                   ============    ============    ============


See notes to financial statements.

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
                           Notes to Financial Statements

1. Partnership Organization:

   Smith Barney Principal PLUS Futures Fund L.P. II (the "Partnership") is a limited partnership which was organized on November 16, 1995 under the partnership laws of the State of New York. The Partnership engages in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership will maintain a portion of its assets in interest payments stripped from U.S. Treasury Bonds under the Treasury's STRIPS program which payments are due approximately seven years from the date trading commenced ("Zero Coupons").

   Between April 3, 1996 (commencement of offering period) and August 8, 1996, 19,896 Units of Limited Partnership Interest ("Units") were sold at $1,000 per Unit. The proceeds of the offering were held in an escrow account until August 9, 1996, at which time they were turned over to the Partnership for trading. The Partnership was authorized to sell 60,000 Units during the offering period of the Partnership.

   Smith Barney Futures Management Inc. is the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership (see Note 3c). The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of his initial capital contribution and profits, if any, net of distributions.

   The Partnership  will be liquidated upon the first to occur of the following:
   December 31, 2015; at the end of the month in which the Zero Coupons purchased come due (November, 2003) ("First Payment Date"), unless the General Partner elects otherwise, or under certain other circumstances as defined in the Limited Partnership Agreement. The General Partner, in its sole discretion, may elect not to terminate the Partnership as of the First Payment Date. In the event that the General Partner elects to continue the Partnership, each limited partner shall have the opportunity to redeem all or some of his Units.

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
                           Notes to Financial Statements


2. Accounting Policies:

   a.All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at market value for those commodity interests for which market quotations are readily available or at fair value on the last business day of the year. Investments in commodity interests denominated in foreign currency are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gain (loss) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

   b.Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

   c.The original issue discount on the Zero Coupons is being amortized over their life using the interest method and is included in interest income.

   d.Zero Coupons are recorded in the statement of financial condition at market value. Realized gain (loss) on the sale of Zero Coupons is determined on the amortized cost basis of the Zero Coupons at the time of sale.

   e.The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3. Agreements:

   a.Limited Partnership Agreement:

     The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
                           Notes to Financial Statements


   b.Management Agreements:

     The  General  Partner,  on  behalf of the  Partnership,  has  entered  into
     Management Agreements with John W. Henry & Company, Inc. ("JWH") and Willowbridge Associates Inc. ("Willowbridge") (collectively, the "Advisors"), which provide that the Advisors have sole discretion in determining the investment of the assets of the Partnership allocated to each Advisor by the General Partner. As compensation for services, the Partnership is obligated to pay Willowbridge a monthly management fee of 1/6 of 1% (2% per year) of month-end Net Assets allocated to it and pay JWH a monthly management fee of 1/3 of 1% (4% per year) of month-end Net Assets allocated to it. The Partnership will also pay Willowbridge an incentive fee payable quarterly equal to 20% of New Trading Profits earned by it for the Partnership and JWH will receive an incentive fee of 15% of the New Trading Profits.

   c.Customer Agreement:

     The Partnership has entered into a Customer Agreement which provides that the Partnership will pay SB a monthly brokerage fee equal to 7/12 of 1% of month-end Net Assets allocated to the Advisors (7% per year) in lieu of brokerage commissions on a per trade basis. A portion of this fee is paid to employees of SB who have sold Units of the Partnership. This fee does not include exchange, clearing, user, give-up, floor brokerage and NFA fees which will be borne by the Partnership. All of the Partnership's assets are deposited in the Partnership's account at SB. The Partnership maintains a portion of these assets in Zero Coupons and a portion in cash. The Partnership's cash is deposited by SB in segregated bank accounts, as required by Commodity Futures Trading Commission regulations. At December 31, 1996, the amount of cash held for margin requirements was $1,487,207. SB will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day Treasury bill rate determined weekly by SB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party.

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
                           Notes to Financial Statements

4. Trading Activities:

   The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

   All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at December 31,1996 was $241,456 and the average fair value during the period then ended, based on monthly calculation, was $1,507,237.

5. Distributions and Redemptions:

   Distributions of profits, if any, will be made at the sole discretion of the General Partner. Beginning with the end of the first full quarter ending at least six months after trading commences (March 31,1997), on 10 days' notice to the General Partner, a limited partner may require the Partnership to redeem his Units at their Redemption Net Asset Value as of the last day of a quarter. Redemption fees equal to 2% of Redemption Net Asset Value per Unit redeemed will be charged to any limited partner who redeems his Units on the first, second or third possible redemption date, and 1% on the fourth and fifth possible redemption dates. Thereafter, no redemption fee will be charged. Redemption Net Asset Value differs from Net Asset Value calculated for financial reporting purposes in that the accrued liability for reimbursement of offering and organization expenses will not be included in the calculation of Redemption Net Asset Value.

6. Offering and Organization Costs:

   Offering and organization expenses of $560,000 relating to the issuance and marketing of Units offered were initially paid by SB. The accrued liability for reimbursement of offering and organization expenses will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units. Interest earned by the Partnership will be used to reimburse SB for the offering and organization expenses of the Partnership plus interest at the prime rate quoted by The Chase Manhattan Bank until such time as such expenses are fully reimbursed.

   As of December 31, 1996, the Partnership has reimbursed SB for $110,123 of offering and organization expenses and $15,696 of interest.

7. Net Asset Value Per Unit:

   Changes in the net asset value per Unit for the period from August 9, 1996 (commencement of trading operations) to December 31,1996 were as follows:

                                     1996
   Net realized and
   unrealized gains             $  139.92
   Interest income                  21.60
   Realized and unrealized
   gains on Zero Coupons             4.03
   Expenses                        (30.35)
                                ---------
   Increase for period             135.20
   Net asset value per
   Unit, beginning of
   period                          972.14
                                ---------
   Net asset value per
   Unit, end of period          $1,107.34
                                ---------
   Redemption value per
   Unit, end of period*         $1,129.72
                                =========

   *For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses will not reduce redemption net asset value per Unit.

8. Guarantee:

   In the unlikely event that the Partnership is required to meet a margin call in excess of the cash balance in its trading accounts, Smith Barney Holdings Inc. will contribute up to an amount equal to the maturity value of the Zero Coupons held by the Partnership at the time of such call to the capital of the Partnership to permit it to meet its margin obligations in excess of its cash balance. The guarantee can only be invoked once. After the guarantee is invoked, trading will cease and the General Partner will either wait until the First Payment Date or will distribute cash and Zero Coupons to the limited partners.

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
                           Notes to Financial Statements


9. Financial Instrument Risk:

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

   The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
                           Notes to Financial Statements


   The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1996, the Partnership's commitment to purchase and sell these instruments was $62,598,929 and $26,015,417, respectively, as detailed below. All of these instruments mature within one year of December 31, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1996, the fair value of the Partnership's derivatives, including options thereon, was $241,455, as detailed below.


                                     Notional or Contractual
                                      Amount of Commitments
                                     To Purchase     To Sell        Fair Value
Currencies
 -Exchange Traded
  Contracts                         $  1,334,520   $  5,148,813    $     12,153
 -OTC Contracts                        7,465,989      7,184,196          56,747
Energy                                 2,918,918             --         118,296
Interest Rates U.S.                   11,395,169             --         (83,819)
Interest Rates
 Non-U.S                              37,500,497      7,525,109         (14,353)
Grains                                   356,850        614,676            (274)
Livestock                                412,460             --          15,310
Softs                                    532,888        966,751         (13,390)
Metals                                   681,638      3,643,675         115,283
Indices                                       --        932,197          35,502
                                    ------------   ------------    ------------
Total                               $ 62,598,929   $ 26,015,417    $    241,455
                                    ============   ============    ============

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and  Financial Disclosure.
            During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.

                                    PART III
Item 10.    Directors and Executive Officers of the Registrant.
            The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions are made by the Advisors.
Item 11.    Executive Compensation.
            The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $346,364 were paid for the period ended December 31, 1996. Management fees of $146,507 were paid or payable to the Advisors for the period ended December 31, 1996. In addition, incentive fees of $421,541 were payable for the period ended December 31, 1996.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.
            (a). Security ownership of certain beneficial owners.
The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
            (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of partnership interest equivalent to 203 (1.0%) Units of Limited Partnership Interest.
            (c). Changes in control.  None.
Item 13.  Certain Relationships and Related Transactions.
            Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of Item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business." and "Item 11. Executive Compensation."
                                     PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.
      (a)  (1)    Financial Statements:
                  Statement  of  Financial   Condition  at  December  31,  1996.
                  Statement of Income and Expenses for period from August 9, 1996 (commencement of trading operations) to December 31, 1996. Statement of Partners' Capital for the year ended
                  December  31, 1996 and for the period  November 16, 1995 (date
                  Partnership was organized) to December 31, 1996.
          (2)     Financial Statement Schedules:  None.
          (3)     Exhibits:
          3.1 -    Limited Partnership Agreement (dated November
                   16, 1995, (filed as Exhibit 3.1 to the
                   Registration Statement on Form S-1 (File No.
                   33-80723) and incorporated herein by
                   reference).
          3.2 -    Certificate of Limited Partnership of the
                   Partnership as filed in the office of the Secretary of State of the State of New York
                   (filed as Exhibit 3.2 to the Registration
                   Statement on Form S-1 (File No. 33-80723) and incorporated herein by reference).
          10.1 -   Customer Agreement between the Partnership and
                   Smith Barney Shearson Inc. (filed as Exhibit
                   10.1 to the Registration Statement on Form S-1
                   (File No. 33-80723) and incorporated herein by reference).
          10.3 - Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File
                   No. 33-80723) and incorporated herein by reference).
          10.5 -   Management Agreement among the Partnership, the
                   General Partner and John W. Henry & Company,
                   Inc. (JWH) (filed as Exhibit 10.5 to the
                   Registration Statement on Form S-1 (File No.
                   33-80723) and incorporated herein by
                   reference).
          10.6 -   Management Agreement among the Partnership, the
                   General Partner and Willowbridge Associates Inc.
                   (filed as Exhibit 10.6 to the Registration
                   Statement on Form S-1 (File No. 33-80723) and incorporated herein by reference).
             (b)   Reports on 8-K:  None Filed.

      Supplemental  Information  To Be Furnished  With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II


By:    Smith Barney Futures Management Inc.
       (General Partner)



By     /s/        David J. Vogel
       David J. Vogel, President & Director


       Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the date indicated.



/s/     David J. Vogel                    /s/     Jack H. Lehman III
David J. Vogel,                           Jack H. Lehman III
Director, Principal Executive             Chairman and Director
Officer and President



/s/      Michael Schaefer                 /s/    Daniel A. Dantuono
Michael Schaefer                          Daniel A. Dantuono
Director                                  Treasurer, Chief Financial
                                          Officer and Director



/s/  Philip M. Waterman, Jr.              /s/ Daniel R. McAuliffe, Jr.
Philip M. Waterman, Jr.                   Daniel R. McAuliffe, Jr.
Director and Vice-Chairman                Director




/s/ Steve J. Keltz                        /s/   Shelley Ullman
Steve J. Keltz                            Shelley Ullman
Secretary and Director                    Director