Form 10-Q
period 1997-03-31
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 1997-05-14
CIK 1005335

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1997

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




                                                                      Page
                                                                     Number


PART I - Financial Information:

       Item 1.     Financial Statements:
                   Statement of Financial Condition at
                   March 31, 1997 and December 31, 1996.                3

                   Statement of Income and Expenses
                   and Partners' Capital for the three
                   months ended March 31, 1997.                         4

                   Notes to Financial Statements                      5 - 8

       Item 2.     Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                         9 - 10

PART II - Other Information                                             11

                                     PART I

                          Item 1. Financial Statements


                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.II
                        STATEMENT OF FINANCIAL CONDITION



                                                        MARCH 31,   DECEMBER 31,
                                                          1997         1996
                                                      -----------   -----------
ASSETS:
                                                      (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                           $10,203,463   $ 9,941,903
  Net unrealized appreciation
   on open futures contracts                              604,190       241,456
  Zero Coupons, $19,974,000 and $20,100,000
   principal amount in 1997 and 1996, respectively,
   due November 15, 2003 at market value
   (amortized cost $13,133,904 and $13,012,176
   in 1997 and 1996, respectively)                     12,779,165    13,093,140
                                                      -----------   -----------

                                                       23,586,818    23,276,499
 Receivable from SB on sale of
   Zero Coupons                                            80,484             -
                                                      -----------   -----------

                                                      $23,667,302   $23,276,499
                                                      ===========   ===========



LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:

 Accrued expenses:
  Management fees                                     $    34,690   $    74,500
  Commissions                                              78,142        33,970
  Incentive fees                                          190,380       421,541
  Due to Smith Barney                                     356,755       449,877
  Other                                                    37,293        39,050
 Redemptions payable                                      146,228
                                                      -----------   -----------
                                                          843,488     1,018,938
Partners' Capital:

General Partner, 203 Unit
  equivalents outstanding  in 1997 and 1996               231,964       224,790
Limited Partners, 19,771 and 19,897
  Units of Limited Partnership Interest
  outstanding in 1997 and 1996, respectively           22,591,850    22,032,771
                                                      -----------   -----------

                                                       22,823,814    22,257,561
                                                      -----------   -----------

                                                      $23,667,302   $23,276,499
                                                      ===========   ===========
See Notes to Financial Statements

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                                   THREE-MONTHS
                                                                       ENDED
                                                                     MARCH 31,
                                                                       1997
                                                                   ------------
Income:
  Net gains on trading of commodity
   interests:
  Realized gains on closed positions                               $  1,040,385
  Change in unrealized gains/losses on
   open positions                                                       362,734
                                                                   ------------


                                                                      1,403,119
Less, brokerage commissions and clearing
  fees ($3,508)                                                        (242,260)
                                                                   ------------


  Net realized and unrealized gains                                   1,160,859

  Unrealized depreciation
   on Zero Coupons                                                     (435,703)
  Loss on sale of bonds                                                  (2,275)
  Interest income                                                       297,608
                                                                   ------------

                                                                      1,020,489
                                                                   ------------

Expenses:

  Management fees                                                       103,869
  Incentive fees                                                        190,380
  Other expenses                                                         13,759
                                                                   ------------

                                                                        308,008
                                                                   ------------


  Net income                                                            712,481
  Redemptions                                                          (146,228)
                                                                   ------------


  Net increase in Partners' capital                                     566,253

Partners' capital, beginning of period                               22,257,561
                                                                   ------------


Partners' capital, end of period                                   $ 22,823,814

                                                                   ============
Net Asset Value per Unit
 (19,974 Units outstanding at
  March 31, 1997 )                                                 $   1,142.68

                                                                   ============
Net income per Unit of Limited Partnership
   Interest and General Partner Unit equivalent                    $      35.34

                                                                   ============

Redemption Net Asset Value per Unit                                $   1,160.54

                                                                   ============

See Notes to Financial Statements.

              SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                  NOTES TO STATEMENT OF FINANCIAL CONDITION
                                 MARCH 31, 1997
                                   (UNAUDITED)

1.  General

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

       Between April 3, 1996 (commencement of offering period) and August 8, 1996, 19,897 Units of limited partnership interest were sold at $1,000 per unit. The proceeds of the offering were held in an escrow account until August 9. 1996, at which time they were turned over to the Partnership for trading.

        Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are currently being made for the Partnership by John W. Henry & Company, Inc. and Willowbridge Associates Inc. (collectively, the "Advisors").

       The accompanying financial statements are unaudited but, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 1997 and the results of its operations for the three months ended March 31, 1997. These financial statements present the results of an interim period and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

       Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

               SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


2. Net Asset Value Per Unit:

       Changes in net asset value per Unit for the three months ended March 31, 1997 were as follows:

                                                 THREE-MONTHS
                                                     ENDED
                                                 MARCH 31, 1997
                                                   ----------
Net realized and unrealized gains                  $   57.75
Realized and unrealized losses
 on Zero Coupons                                      (21.79)
Interest income                                        14.81
Expenses                                              (15.32)
Other                                                  (0.11)
                                                   ----------

Increase for period                                    35.34

Net Asset Value per Unit,
 beginning of period                                1,107.34
                                                   ----------
Net Asset Value per Unit,
 end of period                                     $1,142.68
                                                   ==========
Redemption Net Asset
 Value per Unit*                                   $1,160.54
                                                   ==========

* For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses will not reduce redemption net asset value per unit.

3. Offering and Organization Costs:

      Offering and organization expenses of $560,000 relating to the issuance and marketing of Units offered were initially paid by SB. The accrued liability for reimbursement of offering and organization expenses will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units. Interest earned by the Partnership will be used to reimburse SB for the offering and organization expenses of the Partnership plus interest at the prime rate quoted by the Chase Manhattan Bank until such time as such expenses are fully reimbursed. As of March 31, 1997, the Partnership has reimbursed SB for $203,245 of offering and organization expenses and $23,775 of interest.

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

        All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at March 31, 1997 was $604,190 and the average fair value during the three months ended March 31, 1997, based on monthly calculation, was $906,844.

5.    Financial Instrument Risk:

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

        The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At March 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $14,910,976 and $60,524,581, respectively, as detailed below. All of these instruments mature within one year of March 31, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1997, the fair value of the Partnership's derivatives, including options thereon, was $604,190, as detailed below.


                                  NOTIONAL OR CONTRACTUAL
                                   AMOUNT OF COMMITMENTS
                                TO PURCHASE      TO SELL           FAIR VALUE

Currencies
- Exchange Traded Contracts     $ 1,471,000     $ 3,470,375        $ (59,950)
- OTC Contracts                   2,545,125       7,020,107          (41,842)
Energy                                    0         373,900            6,420
Interest Rates U.S.                       0      17,886,675          174,150
Interest Rates Non-U.S.           4,051,776      29,797,072           81,382
Grains                            3,087,894               0          364,080
Livestock                           512,400               0            8,200
Softs                             1,719,131         947,089           73,657
Metals                            1,375,000         842,440            5,008
Indices                             148,650         186,923           (6,915)
                                ------------    ------------       ----------

Totals                          $14,910,976     $60,524,581        $ 604,190
                                ============    ============       =========

                                     PART I

Item 2.  Management's Discussion and Analysis of Financial
         Condition.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposit normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred during the first quarter of 1997.

      The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the three months ended March 31, 1997, Partnership capital increased 2.5% from $22,257,561 to $22,823,814. This increase was attributable to net income from operations of $712,481 and partially offset by the redemption of 126 Units resulting in an outflow of $146,228 for the quarter ended March 31, 1997.


Results of Operations

      During the three months ended March 31, 1997, the Partnership's net asset value per Unit increased 3.2% from $1,107.34 to $1,142.68. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1997 of $1,403,119. Gains were recognized in the trading of commodity futures in currencies, softs, grains, interest rates, indices and metals and were partially offset by losses recognized in energy products and livestock. The Partnership commenced trading operations on August 9, 1996, and, as a result, comparative information is not available.

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

Date:    5/12/97

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    5/12/97


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    5/12/97