Form 10-Q
period 1997-06-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 1997-08-14
CIK 1005335

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 1997

Commission File Number 0-22489


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




                                                                      Page
                                                                     Number


PART I - Financial Information:

       Item 1.     Financial Statements:
                   Statement of Financial Condition at
                   June 30, 1997 and December 31, 1996.                 3

                   Statement of Income and Expenses
                   and Partners' Capital for the three
                   and six Months ended June 30, 1997.                  4

                   Notes to Financial Statements                      5 - 8

       Item 2.     Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                         9 - 10

PART II - Other Information                                             11

                                     PART I

                          Item 1. Financial Statements


                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.II
                        STATEMENT OF FINANCIAL CONDITION



                                                          JUNE 30,  DECEMBER 31,
                                                           1997          1996
                                                       -----------   -----------
ASSETS:
                                                       (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                            $ 8,960,372   $ 9,941,903
  Net unrealized appreciation
   on open futures contracts                               317,656       241,456
  Zero Coupons, $19,812,000 and $20,100,000
   principal amount in 1997 and 1996, repectively,
   due November 15, 2003 at market value
   (amortized cost $13,234,416 and $13,012,176
    in 1997 and 1996, respectively)                     13,187,857    13,093,140
                                                       -----------   -----------

                                                        22,465,885    23,276,499
 Receivable from SB on sale of
   Zero Coupons                                            107,570             -
                                                       -----------   -----------

                                                       $22,573,455   $23,276,499
                                                       ===========   ===========



LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:

 Accrued expenses:
  Commissions                                          $    75,020   $    74,500
  Management fees                                           33,305        33,970
  Incentive fees                                                 0       421,541
  Due to Smith Barney                                      266,369       449,877
  Other                                                     25,876        39,050
  Redemptions payable                                      181,994
                                                       -----------   -----------
                                                           582,564     1,018,938
Partners' Capital:

General Partner, 203 Unit
  equivalents outstanding  in 1997 and 1996                225,326       224,790
Limited Partners, 19,609 and 19,897
  Units of Limited Partnership Interest
  outstanding in 1997 and 1996, respectively            21,765,565    22,032,771
                                                       -----------   -----------

                                                        21,990,891    22,257,561
                                                       -----------   -----------

                                                       $22,573,455   $23,276,499
                                                       ===========   ===========
See Notes to Financial Statements
                                        3

                  SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                    THREE-MONTHS     SIX-MONTHS
                                                        ENDED          ENDED
                                                      JUNE 30,        JUNE 30,
                                                        1997           1997
                                                   ------------    ------------



Income:
  Net gains (losses) on trading of
   commodity interests:
  Realized gains (losses) on closed positions $ (618,205) $ 422,180 Change in unrealized gains/losses on
   open positions                                      (286,534)         76,200
                                                   ------------    ------------


                                                       (904,739)        498,380

Less, brokerage commissions and clearing
  fees ($3,311 and $6,819, respectively)               (238,410)       (480,670)
                                                   ------------    ------------


  Net realized and unrealized gains (losses)         (1,143,149)         17,710
  Realized losses on sale
   of Zero Coupons                                       (1,142)         (3,417)
  Unrealized appreciation
   (depreciation) on Zero Coupons                       308,180        (127,523)
  Interest income                                       299,610         597,218
                                                   ------------    ------------

                                                       (536,501)        483,988


Expenses:
  Management fees                                       100,516         204,385
  Incentive fees                                              0         190,380
  Other                                                  13,912          27,671
                                                   ------------    ------------

                                                        114,428         422,436


  Net income (loss)                                    (650,929)         61,552
  Redemptions                                          (181,994)       (328,222)
                                                   ------------    ------------


  Net decrease in Partners' capital                    (832,923)       (266,670)

Partners' capital, beginning of period               22,823,814      22,257,561
                                                   ------------    ------------


Partners' capital, end of period                   $ 21,990,891    $ 21,990,891

                                                   ============    ============
Net Asset Value per Unit
  (19,812 Units outstanding at
  June 30, 1997 )                                  $   1,109.98    $   1,109.98

                                                   ============    ============
Net loss per Unit of Limited Partnership
   Interest and General Partnership
   Unit equivalent                                 $     (32.70)   $      (2.64)

                                                   ============    ============

Redemption Net Asset Value per Unit                $   1,123.42    $   1,123.42

                                                   ============    ============

               SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                  NOTES TO STATEMENT OF FINANCIAL CONDITION
                                  JUNE 30, 1997
                                   (UNAUDITED)

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

       The accompanying financial statements are unaudited but, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 1997 and the results of its operations for the three and six months ended June 30, 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

       Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

               SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


2. Net Asset Value Per Unit:

       Changes in net asset value per Unit for the three and six months ended June 30, 1997 were as follows:


                                             THREE-MONTHS        SIX-MONTHS
                                                ENDED              ENDED
                                             JUNE 30, 1997     JUNE 30, 1997
                                            -------------      ------------

Net realized and unrealized
 gains (losses)                                $  (57.23)       $    0.52
Realized and unrealized
 gains (losses) on Zero Coupons                    15.37            (6.42)
Interest income                                    15.00            29.83
Expenses                                           (5.73)          (21.06)
Other                                              (0.11)           (0.23)
                                               ---------        ---------

Decrease for period                               (32.70)           (2.64)

Net Asset Value per Unit,
 beginning of period                            1,142.68         1,107.34
                                               ---------        ---------

Net Asset Value per Unit,
 end of period                                 $1,109.98        $1,109.98
                                               =========        =========

Redemption Net Asset
 Value per Unit*                               $1,123.42        $1,123.42
                                               =========        =========


* For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses will not reduce redemption net asset value per unit.

3. Offering and Organization Costs:

      Offering and organization expenses of $560,000 relating to the issuance and marketing of Units offered were initially paid by SB. The accrued liability for reimbursement of offering and organization expenses will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units. Interest earned by the Partnership will be used to reimburse SB for the offering and organization expenses of the Partnership plus interest at the prime rate quoted by the Chase Manhattan Bank until such time as such expenses are fully reimbursed. As of June 30, 1997, the Partnership has reimbursed SB for $293,631 of offering and organization expenses and $30,042 of interest.

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

        All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1997 was $317,656 and the average fair value during the six months ended June 30, 1997, based on monthly calculation, was $598,430.

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

        The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $92,192,388 and $40,670,233, respectively, as detailed below. All of these instruments mature within one year of June 30, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1997, the fair value of the Partnership's derivatives, including options thereon, was $317,656, as detailed below.


                                  NOTIONAL OR CONTRACTUAL
                                   AMOUNT OF COMMITMENTS
                                 TO PURCHASE      TO SELL           FAIR VALUE

Currencies
- Exchange Traded Contracts      $ 3,755,250     $ 2,920,750         $ 13,625
- OTC Contracts                   18,141,363      12,718,095          (85,710)
Energy                               899,720       1,575,150          (37,122)
Interest Rates U.S.               25,228,375               0          107,313
Interest Rates Non-U.S.           36,570,948      17,371,208           41,030
Grains                                     0       1,617,239          100,824
Livestock                          1,161,720               0            9,840
Softs                              2,946,314         257,906           50,000
Metals                             1,113,773       4,209,885          102,152
Indices                            2,374,925               0           15,704
                                 ------------    ------------        --------

Totals                           $92,192,388     $40,670,233         $317,656
                                 ============    ============        ========

                                     PART I

Item 2.  Management's Discussion and Analysis of Financial
         Condition.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposit normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred during the second quarter of 1997.

      The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the six months ended June 30, 1997, Partnership capital decreased 1.2% from $22,257,561 to $21,990,891. This decrease was attributable to the redemption of 288 Units resulting in an outflow of $328,222 which was partially offset by net income from operations of $61,552 for the six months ended June 30, 1997.

Results of Operations

      During the Partnership's second quarter of 1997, the net asset value per Unit decreased 2.9% from $1,142.68 to $1,109.98. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1997 of $904,739. Losses were recognized in the trading of commodity futures in currencies, energy products, grains, U.S. and non U.S. interest rates and livestock and were partially offset by gains in metals, softs and indices. The Partnership commenced trading operations on August 9, 1996, and, as a result, comparative information is not available.

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

Date:    8/13/97

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    8/13/97


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    8/13/97