Form 10-Q
period 1997-09-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 1997-11-13
CIK 1005335

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1997

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





                                                                      Page
                                                                     Number


PART I - Financial Information:

       Item 1.    Financial Statements:
                  Statement of Financial Condition at
                  September 30, 1997 and December 31,
                  1996.                                                  3

                  Statement of Income and Expenses and
                  Partners' Capital for the Three and Nine
                  Months  ended  September  30, 1997 and
                  for the period from August 9, 1996
                  (commencement   of  trading operations)
                  to September 30, 1996.                                 4

                  Notes to Financial Statements                        5 - 9

       Item 2.    Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                          10 - 11

PART II - Other Information                                              12

                                     PART I

                          Item 1. Financial Statements


                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.II
                        STATEMENT OF FINANCIAL CONDITION



                                                      SEPTEMBER 30, DECEMBER 31,
                                                           1997         1996
                                                       ------------  -----------
ASSETS:
                                                       (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                            $ 8,146,882   $ 9,941,903
  Net unrealized appreciation
   on open futures contracts                               606,024       241,456
  Zero Coupons, $19,556,000 and $20,100,000
   principal amount in 1997 and 1996, repectively,
   due November 15, 2003 at market value
   (amortized cost $13,273,244 and $13,012,176
    in 1997 and 1996, respectively)                     13,544,681    13,093,140
                                                       -----------   -----------

                                                        22,297,587    23,276,499
 Receivable from SB on sale of
   Zero Coupons                                            177,257            --
                                                       -----------   -----------

                                                       $22,474,844   $23,276,499
                                                       ===========   ===========



LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:

 Accrued expenses:
  Commissions                                          $    71,957   $    74,500
  Management fees                                           32,736        33,970
  Incentive fees                                                --       421,541
  Due to Smith Barney                                      177,963       449,877
  Other                                                     28,370        39,050
  Redemptions payable                                      288,689
                                                       -----------   -----------
                                                           599,715     1,018,938
                                                       -----------   -----------
Partners' Capital:

General Partner, 203 Unit
  equivalents outstanding  in 1997 and 1996                227,074       224,790
Limited Partners, 19,353 and 19,897
  Units of Limited Partnership Interest
  outstanding in 1997 and 1996, respectively            21,648,055    22,032,771
                                                       -----------   -----------

                                                        21,875,129    22,257,561
                                                       -----------   -----------

                                                       $22,474,844   $23,276,499
                                                       ===========   ===========
See Notes to Financial Statements
                                                   3

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                              PERIOD FROM
                                                                            AUGUST 9, 1996
                                                       THREE-MONTHS          (COMMENCEMENT OF       NINE-MONTHS
                                                           ENDED            TRADING OPERATIONS)        ENDED
                                                       SEPTEMBER 30,       TO SEPTEMBER 30,        SEPTEMBER 30,
                                                           1997                  1996                   1997

                                                      ----------------    --------------------    -----------------
Income:
  Net gains (losses) on trading of
   commodity interests:
  Realized (losses) on closed positions                    $ (382,602)             $ (918,870)            $ 39,578
  Change in unrealized gains/losses on
   open positions                                             288,368               1,223,871              364,568
                                                      ----------------    --------------------    -----------------

                                                              (94,234)                305,001              404,146

Less, brokerage commissions and clearing
  fees ($4,847, $2,459 and $11,666, respectively)            (242,201)               (110,991)            (722,871)
                                                      ----------------    --------------------    -----------------


  Net realized and unrealized gains (losses)                 (336,435)                194,010             (318,725)
  Gain on sale of Zero Coupons                                  3,431                                           14
  Unrealized appreciation (depreciation)
   on Zero Coupons                                            317,996                (200,543)             190,473
  Interest income                                             301,060                 152,666              898,278
                                                      ----------------    --------------------    -----------------

                                                              286,052                 146,133              770,040

                                                      ----------------    --------------------    -----------------

Expenses:
  Management fees                                              99,525                  46,580              303,910
  Other                                                        13,600                  21,371               41,271
  Incentive fees                                                    -                  22,339              190,380
                                                      ----------------    --------------------    -----------------
                                                              113,125                  90,290              535,561

                                                      ----------------    --------------------    -----------------

  Net income                                                  172,927                  55,843              234,479

Proceeds from offering - Limited Partners                                          19,897,000
                         General Partner                                              203,000
Offering and organization expense                                                    (650,000)
Redemptions                                                  (288,689)                                    (616,911)

                                                      ----------------    --------------------    -----------------

  Net Increase (decrease) in Partners' capital               (115,762)             19,505,843             (382,432)

Partners' capital, beginning of period                     21,990,891                       -           22,257,561

                                                      ----------------    --------------------    -----------------

Partners' capital, end of period                         $ 21,875,129            $ 19,505,843         $ 21,875,129

                                                      ================    ====================    =================
Net Asset Value per Unit
  (19,556 and 20,100 Units outstanding at
  September 30, 1997 and 1996, respectively)               $ 1,118.59                $ 970.44           $ 1,118.59

                                                      ================    ====================    =================
Net income per Unit of Limited Partnership
   Interest and General Partnership Unit equivalent            $ 8.61                  $ 2.78              $ 11.25

                                                      ================    ====================    =================

Redemption Net Asset Value per Unit                        $ 1,127.69              $ 1,001.03           $ 1,127.69

                                                      ================    ====================    =================


See Notes to Financial Statements.
                                                    4

               SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                  NOTES TO STATEMENT OF FINANCIAL CONDITION
                              September 30, 1997
                                 (UNAUDITED)

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

       The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 1997 and the results of its operations for the three and nine months ended September 30, 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

       Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

               SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)


2. Net Asset Value Per Unit:

       Changes in net asset value per Unit for the three and nine months ended September 30, 1997 and for the period from August 9, 1996 (commencement of trading operations, to September 30, 1996 were as follows:

                                                     PERIOD FROM
                                                    AUGUST 9, 1996
                                                    (COMMENCEMENT
                                      THREE-MONTHS    OF TRADING    NINE-MONTHS
                                          ENDED     OPERATIONS) TO     ENDED
                                      SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30,
                                           1997           1996           1997

Net realized and unrealized
 gains (losses)                         $  (16.98)     $    9.65      $  (16.46)
Realized and unrealized
 gains (losses) on Zero
 Coupons                                    16.22          (9.98)          9.81
Interest income                             15.20           7.60          45.00
Expenses                                    (5.71)         (4.49)        (26.76)
Other                                       (0.12)             0          (0.34)
                                        ---------      ---------      ---------

Increase for period                          8.61           2.78          11.25

Net Asset Value per Unit,
 beginning of period                     1,109.98         967.66       1,107.34
                                        ---------      ---------      ---------

Net Asset Value per Unit,
 end of period                          $1,118.59      $  970.44      $1,118.59
                                        =========      =========      =========

Redemption Net Asset
 Value per Unit*                        $1,127.69      $1,001.03      $1,127.69
                                        =========      =========      =========


* For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses will not reduce redemption net asset value per unit.

3. Offering and Organization Costs:

      Offering and organization expenses of $560,000 relating to the issuance and marketing of Units offered were initially paid by SB. The accrued liability for reimbursement of offering and organization expenses will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units. Interest earned by the Partnership will be used to reimburse SB for the offering and organization expenses of the Partnership plus interest at the prime rate quoted by the Chase Manhattan Bank until such time as such expenses are fully reimbursed. As of September 30, 1997, the Partnership has reimbursed SB for $382,037 of offering and organization expenses and $34,531 of interest.

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

        All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1997 was $606,024 and the average fair value during the nine months ended September 30, 1997, based on monthly calculation, was $718,759.

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

        The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $113,974,807 and $33,461,540, respectively, as detailed below. All of these instruments mature within one year of September 30, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1997, the fair value of the Partnership's derivatives, including options thereon, was $606,024, as detailed below.

                                    NOTIONAL OR CONTRACTUAL
                                      AMOUNT OF COMMITMENTS
                                  TO PURCHASE      TO SELL           FAIR VALUE

Currencies
 - OTC Contracts                 $ 11,519,030     $15,435,479         $(20,116)
Energy                              4,439,487               0           70,073
Interest Rates U.S.                12,505,219               0            7,406
Interest Rates Non-U.S.            78,257,382      14,927,474          426,554
Grains                              1,538,412               0          (33,720)
Livestock                             571,830               0           (8,190)
Softs                               1,260,248         835,215           (9,874)
Metals                              3,883,199         200,571          105,383
Indices                                     0       2,062,801           68,508
                                  ------------    ------------        --------

Totals                           $113,974,807     $33,461,540         $606,024
                                 =============    ============        ========

6.  Pending Merger:

         On September 24, 1997, Travelers Group Inc. ("Travelers") and Salomon Inc ("Salomon") announced an agreement and plan of merger pursuant to which Salomon will become a wholly owned subsidiary of Travelers and Smith Barney Holdings Inc., the parent company of Smith Barney Inc. and Smith Barney Futures Management Inc., will be merged into Salomon forming Salomon Smith Barney Holdings Inc. The transaction is expected to be completed by year-end 1997.

                                    PART I

Item 2.  Management's Discussion and Analysis of Financial
         Condition.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposit normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred during the third quarter of 1997.

      The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the nine months ended September 30, 1997, Partnership capital decreased 1.7% from $22,257,561 to $21,875,129. This decrease was attributable to the redemption of 544 Units resulting in an outflow of $616,911 which was partially offset by net income from operations of $234,479 for the nine months ended September 30, 1997.

Results of Operations

      During the Partnership's third quarter of 1997, the net asset value per Unit increased 0.8% from $1,109.98 to $1,118.59 as compared to the period ended September 30, 1996 in which the net asset value per unit increased 0.3%. The Partnership experienced a net trading loss before commissions and expenses in the third quarter of 1997 of $94,234. Losses were recognized in the trading of commodity futures in currencies, energy products, grains, U.S. interest rates, softs and livestock and were partially offset by gains in metals, non-U.S. interest rates and indices. The Partnership experienced a net trading gain before commissions and expenses in the period ended September 30, 1996 of $305,001. Gains were recognized in the trading of commodity futures in energy products, interest rates, and metals and were partially offset by losses recognized in agricultural products, currencies, and indices. The Partnership commenced trading operations on August 9, 1996, and, as a result, comparative information for the period ending September 30, 1996 is not reflective of a full three months.

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

      Interest Income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day Treasury bill rate determined weekly by SB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended September 30, 1997 increased by $148,394 as compared to the period ended September 30, 1996.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Commissions and clearing fees for the three months ended September 30, 1997 increased by $131,210 as compared to the period ended September 30, 1996.

      Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended September 30, 1997 increased by $52,945 as compared to the period ended September 30, 1996.

      Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each advisor. Incentive fees of $0 and $190,380 were earned for the three and nine months ended September 30, 1997. Incentive fees of $22,339 were earned in the period ended September 30, 1996.

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds - None

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

Date:    11/12/97

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    11/12/97


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    11/12/97