Form 10-K
period 1997-12-31
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 1998-03-27
CIK 1005335

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 1997

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

      A total of 60,000 Units of Limited Partnership Interest in the Partnership (the "Units") were offered to the public. Between April 3, 1996 and August 8, 1996, 19,897 Units were sold to the public at $1,000 per Unit. Proceeds of the offering along with the General Partners' contribution of $203,000 were held in escrow until August 9, 1996 at which time an aggregate of $20,100,000 were turned over to the Partnership and the Partnership commenced trading operations.

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership and is a wholly owned subsidiary of Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership. On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owned subsidiary of SSBH.
      The Partnership's trading of futures contracts on commodities is done on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SB.

     Under the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner administers the business and affairs of the Partnership. As of December 31, 1997, all commodity trading decisions are made for the Partnership by John W. Henry & Company, Inc. ("JWH") and Willowbridge Associates Inc. ("Willowbridge") (collectively, the "Advisors"). None of the Advisors is affiliated with the General Partner or SB. The Advisors are not responsible for the organization or operation of the Partnership.

     Pursuant  to  the  terms  of the  Management  Agreements  (the  "Management
Agreement"), the Partnership is obligated to pay Willowbridge a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to it and pay JWH a monthly management fee equal to 1/3 of 1% (4% per year) of the month-end Net Assets allocated to it. The Partnership will also pay Willowbridge an incentive fee payable quarterly equal to 20% of New Trading Profits earned by it for the Partnership and JWH will receive an incentive fee of 15% of the New Trading Profits (as defined in the Management Agreements).

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

     In the unlikely event that the Partnership is required to meet a margin call in excess of the cash balance in its trading accounts, SSBH will contribute up to an amount equal to the maturity value of the Zero Coupons held by the Partnership at the time of such call to the capital of the Partnership to permit it to meet its margin obligations in excess of its cash balance. The guarantee can only be invoked once. After the guarantee is invoked, trading will cease and the General Partner will either wait until the end of the month in which the Zero Coupons come due (November 2003), (the "First Payment Date"), or will distribute cash and Zero Coupons to the limited partners. The General Partner will provide a copy of SSBH's annual report as filed with the SEC to any limited partner requesting it.

      (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the year ended December 31, 1997 and for the period from August 9, 1996 (commencement of trading operations) to December 31, 1996 is set forth under "Item 6. Select Financial Data." Partnership capital as of December 31, 1997 was $22,306,204.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Security
          Holder Matters.
          (a) Market Information. The Partnership has issued no stock. There is no public market for the Units of Limited Partnership Interest.
          (b)   Holders. The number of holders of Units of Limited
                Partnership Interest as of December 31, 1997 was
                1,281.
          (c) Distribution. The Partnership did not declare a distribution in 1997 or 1996.

Item 6. Select Financial Data. The Partnership commenced trading operations on August 9, 1996. Realized and unrealized trading gains, realized and unrealized gains on Zero Coupons, interest income, net income and increase in net asset value per Unit for the year ended December 31, 1997 and for the period from August 9, 1996 (commencement of trading operations) to December 31, 1996 and total assets at December 31, 1997 and 1996 were as follows:

                                                    1997              1996
                                                -----------      ---------
Realized and unrealized trading
 gains net of brokerage commissions
 and clearing fees of $958,141 and
 $346,364, respectively                         $   372,990       $ 2,812,357

Realized and unrealized gains on
 Zero Coupons                                       429,903            80,764

Interest income                                   1,212,251           434,374
                                                -----------       -----------

                                                $ 2,015,144       $ 3,327,495
                                                ===========       ===========

Net Income                                      $ 1,359,429       $ 2,717,561
                                                ===========       ===========

Increase in net asset value per unit                $ 68.65           $135.20
                                                    =======           =======

Total assets                                    $23,217,865       $23,276,499
                                                ===========       ===========

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

      The Partnership is party to financial instruments with off- balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also "Item 8. Financial Statements and Supplementary Data.", for further information on financial instrument risk included in the notes to financial statements.)

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

      No forecast can be made as to the level of redemptions in any given period. Beginning with the first full quarter ending at least six months after trading commences (March 31, 1997), a Limited Partner may cause all of his Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of a quarter (the "Redemption Date") on ten days' written notice to the General Partner. Redemption fees equal to 2% of Redemption Net Asset Value per Unit redeemed will be charged to any Limited Partner who redeems his Units on the first, second or third possible redemption dates and 1% on the fourth and fifth possible redemption dates, respectively. Thereafter, no redemption fee will be charged. For the year ended December 31, 1997 1,132 Units were redeemed totaling $1,310,786. During 1997, SB received redemption fees of $19,277. Redemption Net Asset Value differs from Net Asset Value calculated for financial reporting purposes in that the accrued liability for reimbursement of offering and organization expenses will not be included in the calculation of Redemption Net Asset Value.

      Offering and organization expenses of $541,205 relating to the issuance and marketing of Units offered were initially paid by SB. The accrued liability for reimbursement of offering and organization expenses will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units. Interest earned by the Partnership will be used to reimburse SB for the offering and organization expenses of the Partnership plus interest at the prime rate quoted by The Chase Manhattan Bank until such time as such expenses are fully reimbursed. As of December 31, 1997, the Partnership has reimbursed SB for $463,936 of offering and organization expenses and $37,315 of interest.

      For each Unit redeemed the Partnership liquidates $1,000 (principal amount) of Zero Coupons and will continue to liquidate $1,000 (principal amount) of Zero Coupons per Unit redeemed. These liquidations will be at market value which will be less than the amount payable on their due date. Moreover, it is possible that the market value of the Zero Coupon could be less than its purchase price plus the original issue discount amortized to date.

      (c) Results of operations. For the year ended December 31, 1997, the Net Asset Value per Unit increased 6.2% from $1,107.34 to $1,175.99. For the period from August 9, 1996 (commencement of trading operations) to December 31, 1996, the net asset value per Unit increased 13.9% from $972.14 to $1,107.34. The net asset value of $972.14 at commencement of trading operations is reflective of charging offering and organizational expenses against the initial capital of the Partnership for financial reporting purposes. The redemption value per unit at December 31, 1997 and 1996 was $1,180.06 and $1,129.72, respectively. There were no operations in 1995.

      The Partnership experienced net trading gains of $1,331,131 before commissions and expenses for the year ended December 31, 1997. Gains were attributable to the trading of commodity futures in foreign currencies, grains, non U.S. interest rates, metals, softs and indices and were partially offset by losses experienced in the trading of energy products, U.S. interest rates and livestock. The Partnership experienced unrealized appreciation of $415,817 on Zero Coupons during 1997 and a gain an sale of Zero Coupons of $14,086 during 1997.

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

Item 8.         Financial Statements and Supplementary Data.




               SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                          INDEX TO FINANCIAL STATEMENTS



                                                                   Page
                                                                  Number


                Report of Independent Accountants.                  F-2

                Financial Statements:
                Statement of Financial Condition at
                December 31, 1997 and 1996.                         F-3

                Statement of Income and Expenses for
                the year ended December 31, 1997 and
                for the period  from  August 9, 1996
                (commencement  of trading operations)
                to December 31, 1996.                               F-4

                Statement of Partners' Capital for
                the years ended December 31, 1997 and
                1996 and for the period from November 16,
                1995 (date the Partnership was organized)
                to December 31, 1995.                               F-5

                Notes to Financial Statements.                  F-6 -  F-11

                        Report of Independent Accountants

To the Partners of
   Smith Barney Principal PLUS Futures Fund L.P. II:

We have audited the accompanying statement of financial condition of SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II (a New York Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income and expenses for the year ended December 31, 1997 and for the period from August 9, 1996 (commencement of trading operations) to December 31, 1996, and of partners' capital for the years ended December 31, 1997 and 1996 and for the period from November 16, 1995 (date Partnership was organized) to December 31, 1995. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Principal PLUS Futures Fund L.P. II as of December 31, 1997 and 1996 and the results of its operations for the years ended December 31, 1997 and 1996 and for the period from November 16, 1995 (date Partnership was organized) to December 31, 1995, in conformity with generally accepted accounting principles.



                               Coopers & Lybrand L.L.P.

New York, New York
March 6, 1998

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
                        Statement of Financial Condition
                           December 31, 1997 and 1996


Assets:                                                 1997            1996
Equity in commodity futures
  trading account:
   Cash and cash equivalents
   (Note 3c)                                         $ 8,500,216     $ 9,941,903
   Net unrealized appreciation
    on open futures contracts                            720,274         241,456
   Zero Coupons, $18,968,000
    and $20,100,000 principal
    amount in 1997 and 1996,
    respectively, due November
    15, 2003, at market value
    (amortized cost $13,081,092 and
    $13,012,376 in 1997 and
    1996, respectively) (Notes
    1 and 2)                                          13,577,673      13,093,140
                                                     -----------     -----------
                                                      22,798,163      23,276,499
   Receivable from SB on sale
    of Zero Coupons                                      419,702              --
                                                     -----------     -----------
                                                     $23,217,865     $23,276,499
                                                     -----------     -----------

Liabilities and Partners'
Capital:
Liabilities:
  Accrued expenses:
   Commissions                                       $    74,685     $    74,500
   Management fees                                        34,365          33,970
   Incentive fees                                          1,244         421,541
   Due to SB (Note 6)                                     77,269         449,877
   Other                                                  30,223          39,050
  Redemptions payable                                    693,875              --
                                                     -----------     -----------
                                                         911,661       1,018,938
Partners' capital (Notes 1, 5, and 7):
  General Partner, 203 Unit
   equivalents outstanding in
   1997 and 1996                                         238,726         224,790
  Limited Partners, 18,765
   and 19,897 Units of
   Limited Partnership
   Interest outstanding in
   1997 and 1996, respectively                        22,067,478      22,032,771
                                                     -----------     -----------
                                                      22,306,204      22,257,561
                                                     -----------     -----------
                                                     $23,217,865     $23,276,499
                                                     -----------     -----------

See notes to financial statements.

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
                        Statement of Income and Expenses
              for the year ended December 31, 1997 and from August
                 9, 1996 (commencement of trading operations) to
                                December 31, 1996


                                                        1997            1996
Income:
  Net gains on trading of
   commodity interests:
    Realized gains on
    closed positions                                $  852,313        $2,917,265
   Change in unrealized
    gains on open positions                            478,818           241,456
                                                    ----------        ----------
                                                     1,331,131         3,158,721
  Less, Brokerage
   commissions
   and clearing fees
   ($16,092 and $6,901,
   respectively) (Note 3c)                             958,141           346,364
                                                    ----------        ----------
  Net realized and
   unrealized gains                                    372,990         2,812,357
  Gain on sale of Zero                                  14,086                --
   Coupons
  Unrealized appreciation
   on Zero Coupons                                     415,817            80,764
  Interest income
   (Notes 2c, 3c and 6)                              1,212,251           434,374
                                                    ----------        ----------
                                                     2,015,144         3,327,495
                                                    ----------        ----------
Expenses:
  Management fees (Note 3b)                            404,339           146,507
  Incentive fees (Note 3b)                             191,624           421,541
  Other expenses                                        59,752            41,886
                                                    ----------        ----------
                                                       655,715           609,934
                                                    ----------        ----------
Net income                                          $1,359,429        $2,717,561
                                                    ----------        ----------
Net income per Unit of
  Limited Partnership Interest
  and General Partner Unit
  equivalent (Notes 1 and 7)                        $    68.65        $   135.20
                                                    ----------        ----------



See notes to financial statements.

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
               Statement of Partners' Capital for the years ended
               December 31, 1997 and 1996 and for the period from
                   November 16, 1995 (date the Partnership was
                         organized) to December 31, 1995


                                    Limited          General
                                   Partners          Partner           Total
Initial capital
  contributions                  $      1,000     $      1,000     $      2,000
                                 ------------     ------------     ------------
Partners' capital at
   December 31, 1995                    1,000            1,000            2,000
Proceeds from offering
   of 19,896 Units of
   Limited Partnership Interest
   and General Partner's
   contribution representing
   202 Unit equivalents
   (Note 1)                        19,896,000          202,000       20,098,000
Offering and
   organization
   costs (Note 6)                    (554,400)          (5,600)        (560,000)
                                 ------------     ------------     ------------
Opening Partnership
   capital for operations          19,342,600          197,400       19,540,000
Net Income                          2,690,171           27,390        2,717,561
                                 ------------     ------------     ------------
Partners' capital at
   December 31, 1996               22,032,771          224,790       22,257,561
Net Income                          1,345,493           13,936        1,359,429
Redemption of 1,132
  Units of Limited
  Partnership Interest             (1,310,786)              --       (1,310,786)
                                 ------------     ------------     ------------
Partners' capital at
   December 31, 1997             $ 22,067,478     $    238,726     $ 22,306,204
                                 ------------     ------------     ------------



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

   Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership and is a wholly owned subsidiary of Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership (see Note 3c). On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owned subsidiary of SSBH.

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

2. Accounting Policies:

   a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at market value for those commodity interests for which market quotations are readily available or at fair value on the last business day of the year. Investments in commodity interests denominated in foreign currency are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gain (loss) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

   b. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

   c. The original issue discount on the Zero Coupons is being amortized over their life using the interest method and is included in interest income.

   d. Zero Coupons are recorded in the statement of financial condition at market value. Realized gain (loss) on the sale of Zero Coupons is determined on the amortized cost basis of the Zero Coupons at the time of sale.

   e. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3. Agreements:

   a. Limited  Partnership  Agreement:   The  General  Partner  administers  the
      business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

   b. Management Agreements:

      The  General  Partner,  on behalf of the  Partnership,  has  entered  into
      Management Agreements with John W. Henry & Company, Inc. ("JWH") and Willowbridge Associates Inc. ("Willowbridge") (collectively, the "Advisors"), which provide that the Advisors have sole discretion in determining the investment of the assets of the Partnership allocated to each Advisor by the General Partner. As compensation for services, the Partnership is obligated to pay Willowbridge a monthly management fee of 1/6 of 1% (2% per year) of month-end Net Assets allocated to it and pay JWH a monthly management fee of 1/3 of 1% (4% per year) of month-end Net Assets allocated to it. The Partnership will also pay Willowbridge an incentive fee payable quarterly equal to 20% of New Trading Profits earned by it for the Partnership and JWH will receive an incentive fee of 15% of the New Trading Profits.
                                      F-7

   c. Customer Agreement:

      The Partnership has entered into a Customer Agreement which provides that the Partnership will pay SB a monthly brokerage fee equal to 7/12 of 1% of month-end Net Assets allocated to the Advisors (7% per year) in lieu of brokerage commissions on a per trade basis. A portion of this fee is paid to employees of SB who have sold Units of the Partnership. This fee does not include exchange, clearing, user, give-up, floor brokerage and NFA fees which will be borne by the Partnership. All of the Partnership's assets are deposited in the Partnership's account at SB. The Partnership maintains a portion of these assets in Zero Coupons and a portion in cash. The Partnership's cash is deposited by SB in segregated bank accounts, as required by Commodity Futures Trading Commission regulations. At December 31, 1997 and 1996, the amount of cash held for margin requirements was $2,469,749 and $1,487,207. SB will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party.

4. Trading Activities:

   The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

   All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options
   thereon,   at  December  31,  1997  and  1996  was  $720,274  and   $241,456,
   respectively, and the average fair value during the period then ended, based on monthly calculation, was $814,445 and $1,507,237, respectively.

5. Distributions and Redemptions:

   Distributions of profits, if any, will be made at the sole discretion of the General Partner. Beginning with the end of the first full quarter ending at least six months after trading commences (March 31, 1997), on 10 days' notice to the General Partner, a limited partner may require the Partnership to redeem his Units at their Redemption Net Asset Value as of the last day of a quarter. Redemption fees equal to 2% of Redemption Net Asset Value per Unit redeemed will be charged to any limited partner who redeems his Units on the first, second or third possible redemption date, and 1% on the fourth and fifth possible redemption dates. Thereafter, no redemption fee will be charged. During 1997, SB received redemption fees of $19,277. Redemption Net Asset Value differs from Net Asset Value calculated for financial reporting purposes in that the accrued liability for reimbursement of offering and organization expenses will not be included in the calculation of Redemption Net Asset Value.

6. Offering  and  Organization  Costs:

   Offering and organization expenses of $541,205 relating to the issuance and marketing of Units offered were initially paid by SB. The accrued liability for reimbursement of offering and organization expenses will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units. Interest earned by the Partnership will be used to reimburse SB for the offering and organization expenses of the Partnership plus interest at the prime rate quoted by the Chase Manhattan Bank until such time as such expenses are fully reimbursed. As of December 31,1997, the Partnership has reimbursed SB for $463,936 of offering and organization expenses and $37,315 of interest.

7. Net Asset Value Per Unit:
   Changes in the net asset value per Unit for the year ended 1997 and for the period from August 9, 1996 (commencement of trading operations) to December 31,1996 were as follows:

                                                     1997                1996
Net realized and
 unrealized gains                                 $   18.91           $  139.92
Interest income                                       61.06               21.60
Realized and
 unrealized gains on
 Zero Coupons                                         22.05                4.03
Expenses                                             (33.37)             (30.35)
                                                  ---------           ---------
Increase for period                                   68.65              135.20
Net asset value per
 Unit beginning of period                          1,107.34              972.14
                                                  ---------           ---------
Net asset value per
 Unit, end of period                              $1,175.99           $1,107.34
                                                  ---------           ---------
Redemption value per
 Unit, end of period*                             $1,180.06           $1,129.72
                                                  ---------           ---------


   *For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses will not reduce redemption net asset value per Unit.

8. Guarantee:

   In the unlikely event that the Partnership is required to meet a margin call in excess of the cash balance in its trading accounts, SSBH will contribute up to an amount equal to the maturity value of the Zero Coupons held by the Partnership at the time of such call to the capital of the Partnership to permit it to meet its margin obligations in excess of its cash balance. The guarantee can only be invoked once. After the guarantee is invoked, trading will cease and the General Partner will either wait until the First Payment Date or will distribute cash and Zero Coupons to the limited partners.

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

   The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1997, the Partnership's commitment to purchase and sell these instruments was $103,162,990 and $65,919,874, respectively, as detailed below. All of these instruments mature within one year of December 31, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1997, the fair value of the Partnership's derivatives, including options thereon, was $720,274, as detailed below.

                                              December 31, 1997
                               -----------------------------------------------
                                     Notional or Contractual
                                      Amount of Commitments
                               -----------------------------------------------
                               To Purchase         To Sell          Fair Value
 Currencies
   -Exchange
   Traded Contracts                      --      $  4,026,713      $     62,013
   -OTC Contracts              $  7,813,559        14,869,435           (37,009)
Energy                                   --         2,381,490           165,550
Interest Rates
  U.S                            27,054,925                --           163,819
Interest
  Rates Non-U.S                  58,496,762        38,054,369           189,136
Grains                            2,958,744           679,250          (102,587)
Softs                             3,987,204           842,675          (129,803)
Metals                            2,851,796         4,180,877           336,934
Indices                                  --           885,065            72,221
                               ------------      ------------      ------------
Total                          $103,162,990      $ 65,919,874      $    720,274
                               ------------      ------------      ------------

   At  December  31,  1996,   the  notional  or   contractual   amounts  of  the
   Partnership's   commitment  to  purchase  and  sell  these   instruments  was
   $62,598,929 and $26,015,417, respectively, and the fair value of the Partnership's derivatives, including options thereon, was $241,456 as detailed below.

                                             December 31, 1996
                                  --------------------------------------------
                                      Notional or Contractual
                                       Amount of Commitments
                                  --------------------------------------------
                                  To Purchase       To Sell         Fair Value
 Currencies
   -Exchange
   Traded                         $ 1,334,520      $ 5,148,813      $    12,153
   Contracts
   -OTC                             7,465,989        7,184,196           56,748
   Contracts
Energy                              2,918,918               --          118,296
Interest Rates                     11,395,169               --          (83,819)
  U.S
Interest                           37,500,497        7,525,109          (14,353)
  Rates
  Non-U.S
Grains                                356,850          614,676             (274)
Livestock                             412,460               --           15,310
Softs                                 532,888          966,751          (13,390)
Metals                                681,638        3,643,675          115,283
Indices                                    --          932,197           35,502
                                  -----------      -----------      -----------
Total                             $62,598,929      $26,015,417      $   241,456
                                  -----------      -----------      -----------

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

Item 11.    Executive Compensation.

           The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $958,141 were paid for the year ended December 31, 1997. Management fees of $404,339 were paid or payable to the Advisors for the year ended December 31, 1997. In addition, incentive fees of $191,624 were paid to the Advisors for the year ended December 31, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and
            Management.

            (a). Security ownership of certain beneficial owners.
The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

            (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of partnership interest equivalent to 203 (1.1%) Units of Limited Partnership Interest.

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
                  Statement  of  Financial  Condition  at December  31, 1997 and
                  1996.  Statement  of Income  and  Expenses  for the year ended
                  December   31,  1997  and  for  period  from  August  9,  1996
                  (commencement of trading operations) to December 31, 1996.

                  Statement of Partners' Capital for the years ended December 31, 1997 and 1996 and for the period from November 16, 1995 (date the Partnership was organized) to December 31, 1995.

          (2)     Financial Statement Schedules: Financial Data
                  Schedule for the year ended December 31, 1997.

          (3) Exhibits:
          3.1 -    Limited Partnership Agreement (filed as Exhibit
                   3.1 to the Registration Statement on Form S-1 (File No. 33-80723) and incorporated herein by reference).
          3.2 - Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 33-80723) and incorporated herein by reference).
          10.1 - Customer Agreement between the Partnership and Smith Barney Shearson Inc. (filed as Exhibit
                   10.1 to the Registration Statement on Form S-1 (File No. 33-80723) and incorporated herein by reference).
          10.3 - Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 33-80723) and incorporated herein by reference).

          10.5 -   Management Agreement among the Partnership, the
                   General Partner and John W. Henry & Company,
                   Inc. (JWH) (filed as Exhibit 10.5 to the
                   Registration Statement on Form S-1 (File No.
                   33-80723) and incorporated herein by
                   reference).
          10.6 -   Management Agreement among the Partnership, the
                   General Partner and Willowbridge Associates Inc.
                   (filed as Exhibit 10.6 to the Registration
                   Statement on Form S-1 (File No. 33-80723) and incorporated herein by reference).
          10.7- Letters extending Management Agreements with John W. Henry & Company and Willowbridge Associates Inc. (filed herein).



      (b)    Reports on 8-K:  None Filed.

      Supplemental  Information  To Be Furnished  With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

       Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1998.

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



/s/     David J. Vogel                    /s/     Jack H. Lehman III
David J. Vogel,                           Jack H. Lehman III
Director, Principal Executive             Chairman and Director
Officer and President



/s/      Michael Schaefer                 /s/    Daniel A. Dantuono
Michael Schaefer                          Daniel A. Dantuono
Director                                  Treasurer, Chief Financial
                                          Officer and Director



/s/ Daniel R. McAuliffe, Jr.              /s/ Steve J. Keltz
Daniel R. McAuliffe, Jr.                  Steve J. Keltz
Director                                  Secretary and Director




/s/   Shelley Ullman
Shelley Ullman
Director