Form 10-Q
period 1998-03-31
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 1998-05-15
CIK 1005335

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the Quarter ended March 31, 1998

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




                                                                      Page
                                                                     Number


PART I - Financial Information:

       Item 1.     Financial Statements:
                   Statement of Financial Condition at
                   March 31, 1998 and December 31, 1997.               3

                   Statement of Income and Expenses
                   and Partners' Capital for the three
                   months ended March 31, 1998 and 1997.               4

                   Notes to Financial Statements                     5 - 9

       Item 2.     Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                       10 - 11

PART II - Other Information                                         12 - 13

                                     PART I

                          Item 1. Financial Statements


                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.II
                        STATEMENT OF FINANCIAL CONDITION



                                                         MARCH 31,  DECEMBER 31,
                                                           1998         1997
                                                       -----------   -----------
ASSETS:
                                                       (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                            $ 8,070,628   $ 8,500,216
  Net unrealized appreciation
   on open futures contracts                               566,020       720,274
  Zero Coupons, $18,204,000 and $18,968,000
   principal amount in 1998 and 1997, respectively,
   due November 15, 2003 at market value
   (amortized cost $12,755,134 and $13,081,092
    in 1998 and 1997, respectively)                     13,257,973    13,577,673
                                                       -----------   -----------

                                                        21,894,621    22,798,163
 Receivable from SB on sale of
   Zero Coupons                                            555,206       419,702
 Interest income                                            13,453             -

                                                       ===========   ===========
                                                       $22,463,280   $23,217,865
                                                       ===========   ===========


LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:

  Accrued expenses:
   Commissions                                         $    71,358   $    74,685
   Management fees                                          32,174        34,365
   Incentive fees                                                -         1,244
   Due to Smith Barney                                           -        77,269
   Other                                                    38,006        30,223
  Redemptions payable                                      899,083       693,875
                                                       -----------   -----------
                                                         1,040,621       911,661
                                                       -----------   -----------
Partners' Capital:

General Partner, 203 Unit
  equivalents outstanding  in 1998 and 1997                238,893       238,726
Limited Partners, 18,001 and 18,765
  Units of Limited Partnership Interest
  outstanding in 1998 and 1997, respectively            21,183,766    22,067,478
                                                       -----------   -----------

                                                        21,422,659    22,306,204
                                                       -----------   -----------

                                                       $22,463,280   $23,217,865
                                                       ===========   ===========
See Notes to Financial Statements
                                        3

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                   -----------------------------
                                                       1998           1997
                                                   ------------   --------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains on closed positions               $    195,199    $  1,040,385
  Change in unrealized gains/losses on open
   positions                                           (154,254)        362,734
                                                   ____________    ____________

                                                         40,945       1,403,119
Less, brokerage commissions and clearing fees
  ($4,951 and $3,508, respectively)                    (234,722)       (242,260)
                                                   ____________    ____________

  Net realized and unrealized gains (losses)           (193,777)      1,160,859
  Gain (loss) on sale of Zero Coupons                    19,889          (2,275)
  Unrealized appreciation (depreciation)
  on Zero Coupons                                         6,258        (435,703)
  Interest income                                       300,083         297,608
                                                   ____________    ____________

                                                        132,453       1,020,489
                                                   ____________    ____________


Expenses:
  Management fees                                        98,430         103,869
  Incentive fees                                              -         190,380
  Other                                                  18,485          13,759
                                                   ------------    ------------

                                                        116,915         308,008
                                                   ____________    ____________

  Net income                                             15,538         712,481
  Redemptions                                          (899,083)       (146,228)
                                                   ____________    ____________

  Net increase (decrease) in Partners' capital         (883,545)        566,253

Partners' capital, beginning of period               22,306,204      22,257,561
                                                   ____________    ____________

Partners' capital, end of period                   $ 21,422,659    $ 22,823,814
                                                   ------------    ------------

Net asset value per Unit
  (18,204 and 19,974 Units outstanding
  at March 31, 1998 and 1997, respectively)        $   1,176.81    $   1,142.68
                                                   ------------    ------------

Net income per Unit of Limited Partnership
  Interest and General Partner Unit equivalent     $       0.82    $      35.34
                                                   ------------    ------------

Redemption Net Asset Value Per Unit                $   1,176.81    $   1,160.54
                                                   ------------    ------------

See Notes To Financial Statements.
                                        4

               SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                  NOTES TO STATEMENT OF FINANCIAL CONDITION
                                 March 31, 1998
                                 (UNAUDITED)

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

       Between April 3, 1996 (commencement of offering period) and August 8, 1996, 19,896 Units of limited partnership interest were sold at $1,000 per unit. The proceeds of the offering were held in an escrow account until August 9, 1996, at which time they were turned over to the Partnership for trading.

       Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are currently being made for the Partnership by John W. Henry & Company, Inc. and Willowbridge Associates Inc. (collectively, the "Advisors").

       The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. These financial statements present the results of an interim period and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

       Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

               SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                        NOTES TO FINANCIAL STATEMENTS
                                 (Continued)


2. Net Asset Value Per Unit:

       Changes in net asset value per Unit for the three months ended March 31, 1998 and 1997 were as follows:

                                                        THREE-MONTHS ENDED
                                                             MARCH 31,
                                                        1998            1997

Net realized and unrealized gains
 (losses)                                            $  (10.22)       $   57.75
Realized and unrealized gains
 (losses) on Zero Coupons                                 1.38           (21.79)
Interest income                                          15.82            14.81
Expenses                                                 (6.16)          (15.32)
Other                                                        -            (0.11)
                                                     ---------        ---------

Increase for period                                       0.82            35.34

Net Asset Value per Unit,
 beginning of period                                  1,175.99         1,107.34
                                                     ---------        ---------

Net Asset Value per Unit,
 end of period                                       $1,176.81        $1,142.68
                                                     =========        =========

Redemption Net Asset
 Value per Unit*                                     $1,176.81        $1,160.54
                                                     =========        =========


* For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses will not reduce redemption net asset value per unit.

3. Offering and Organization Costs:

      Offering and organization expenses of $541,205 relating to the issuance and marketing of Units offered were initially paid by SB. The accrued liability for reimbursement of offering and organization expenses will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units. As of March 31, 1998, the Partnership has reimbursed SB for all such expenses incurred during the initial offering (in addition to interest at the prime rate quoted by the Chase Manhattan Bank totaling $38,261) from interest earned on funds held in its account.

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

        All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at March 31, 1998 and 1997 was $566,020 and $604,190, respectively, and the average fair value during the three months then ended based on monthly calculation, was $669,500 and $906,844 respectively.

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

        The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At March 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $95,270,895 and $69,897,068, respectively, as detailed below. All of these instruments mature within one year of March 31, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1998, the fair value of the Partnership's derivatives, including options thereon, was $566,020, as detailed below.


                                      MARCH 31, 1998
                                  NOTIONAL OR CONTRACTUAL
                                   AMOUNT OF COMMITMENTS
                               TO PURCHASE     TO SELL            FAIR VALUE

Currencies
- Exchange Traded Contracts    $ 3,949,150     $ 5,848,663         $151,150
- OTC Contracts                  4,457,492       8,706,333          104,573
Energy                             927,200       1,594,080           64,760
Interest Rates U.S.              4,308,844      19,574,481          (85,713)
Interest Rates Non-U.S.         79,371,755      31,189,292           90,886
Grains                             997,854         911,200           57,950
Softs                              205,430         764,707           34,216
Metals                           1,053,170       1,308,312          148,198
                               ------------    ------------        --------

Total                          $95,270,895     $69,897,068         $566,020
                               ============    ============        ========

      At March 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $14,910,976 and $60,524,581, respectively, and, the fair value of the Partnership's derivatives, including options thereon, was $604,190, as detailed below.

                                       MARCH 31, 1997
                                   NOTIONAL OR CONTRACTUAL
                                    AMOUNT OF COMMITMENTS
                                TO PURCHASE    TO SELL             FAIR VALUE

Currencies
- Exchange Traded Contracts     $ 1,471,000     $ 3,470,375        $ (59,950)
- OTC Contracts                   2,545,125       7,020,107          (41,842)
Energy                                    -         373,900            6,420
Interest Rates U.S.                       -      17,886,675          174,150
Interest Rates Non-U.S.           4,051,776      29,797,072           81,382
Grains                            3,087,894               -          364,080
Livestock                           512,400               -            8,200
Softs                             1,719,131         947,089           73,657
Metals                            1,375,000         842,440            5,008
Indices                             148,650         186,923           (6,915)
                                ------------    ------------       ----------

Total                           $14,910,976     $60,524,581        $ 604,190
                                ============    ============       =========

                                     PART I

Item 2.      Management's Discussion and Analysis of Financial
             Condition.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposit normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred during the first quarter of 1998.

      The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the three months ended March 31, 1998, Partnership capital decreased 4.0% from $22,306,204 to $21,422,659. This decrease was attributable to the redemption of 764 Units totaling $899,803 which was partially offset by net income from operations of $15,538 for the three months ended March 31, 1998. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the three months ended March 31, 1998, the Partnership's net asset value per Unit increased 0.1% from $1,175.99 to $1,176.81. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1998 of $40,945. Gains were recognized in the trading of energy products and non U.S. interest rates and were partially offset by losses in currencies, U.S. interest rates, grains, metals, indices and softs. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1997 of $1,403,119. Gains were recognized in the trading of commodity futures in currencies, softs, grains, interest rates, indices and metals and were partially offset by losses recognized in energy products and livestock.

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

      Interest Income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income increased by $2,475 for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The increase in interest income is primarily due to an increase in interest rates during the three months ended March 31, 1998 as compared to 1997.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions and clearing fees for the three months ended March 31, 1998 decreased by $7,538, as compared to the corresponding period in 1997.

      Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees decreased by $5,439 as compared to the corresponding period in 1997.

      Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 1998 and 1997 resulted in incentive fees of $0 and $190,380, respectively.

                            PART II OTHER INFORMATION

Item 1.      Legal Proceedings

        Between May 1994 and the present, Salomon Brothers Inc. ("SBI"), SB and The Robinson Humphrey Company, Inc. ("R- H"), all currently subsidiaries of Salomon Smith Barney Holdings Inc. ("SSBHI"), along with a number of other broker-dealers, were named as defendants in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on NASDAQ violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the bid and asked price for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re NASDAQ Market-Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996 (RWS); M.D.L. No. 1023. The other state court suit, Lawrence
        A. Abel v. Merrill Lynch & Co., Inc. et al.; Superior Court of San Diego, Case No. 677313, has been dismissed without prejudice in conjunction with a tolling agreement.

        In consolidated action, the plaintiffs purport to represent a class of persons who bought one or more of what they currently estimate to be approximately 1,650 securities on NASDAQ between May 1, 1989 and May 27, 1994. They seek unspecified monetary damages, which would be trebled under the antitrust laws. The plaintiffs also seek injunctive relief, as well as attorney's fees and the costs of the action. (The state cases seek similar relief.) Plaintiffs in the consolidated action filed an amended consolidated complaint that defendants answered in December 1995. On November 26, 1996, the Court certified a class composed of retail purchasers. A motion to include institutional investors in the class and to add class representatives was granted. In December 1997, SBI, SB and R-H, along with several other broker-dealer defendants, executed a settlement agreement with the plaintiffs. This agreement has been preliminarily approved by the U.S. District Court for the Southern District of New York but is subject to final approval.

        On July 17, 1996, the Antitrust Division of the Department of Justice filed a complaint against a number of firms that act as market makers in NASDAQ stocks. The complaint basically alleged that a common understanding arose among NASDAQ market makers which worked to keep quote spreads in NASDAQ stocks artificially wide. Contemporaneous with the filing of the complaint, SBI, SB and other defendants entered into a stipulated settlement agreement, pursuant to which the defendants would agree not to engage in certain practices relating to the quoting of NASDAQ securities and would further agree to implement a program to ensure compliance with federal antitrust laws and with the terms of the settlement. In entering into the stipulated settlement, SBI and SB did not admit any liability. There are no fines, penalties, or other payments of monies in connection with the settlement. In April 1997, the U.S. District Court for the Southern District of New York approved the settlement. In May 1997, plaintiffs in the related civil action (who were permitted to intervene for limited purposes) appealed the district court's approval of the settlement. The appeal is pending.

        The Securities and Exchange Commission ("SEC") is also conducting a review of the NASDAQ marketplace, during which it has subpoenaed documents and taken the testimony of various individuals including SBI and SB personnel. In July 1996, the SEC reached a settlement with the National Association of Securities Dealers and issued a report detailing certain conclusions with respect to the NASD and the NASDAQ market.

        In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SB, in the U.S. Bankruptcy Court for the Central District of California. Plaintiff alleged, among other things, that the defendants recommended and sold to plaintiff unsuitable securities. The case (County of Orange et al. v. Bear Sterns & Co. Inc. et al.) Has been stayed by agreement of the parties.

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

Date:    5/15/98

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    5/15/98


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    5/15/98