Form 10-Q
period 1998-06-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 1998-08-13
CIK 1005335

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 1998

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




                                                                      Page
                                                                     Number

PART I - Financial Information:

       Item 1.   Financial Statements:
                 Statement of Financial Condition at
                 June 30, 1998 and December 31, 1997.                   3

                 Statement of Income and Expenses
                 and Partners' Capital for the three
                 and six months ended June 30, 1998
                 and 1997.                                              4

                 Notes to Financial Statements                        5 - 8

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                           9 - 10

       Item 3.   Quantitative and Qualitative Disclosures
                 of Market Risk                                         11

PART II - Other Information                                          12 - 13

                                     PART I

                          Item 1. Financial Statements


                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.II
                        STATEMENT OF FINANCIAL CONDITION



                                                         JUNE 30,   DECEMBER 31,
                                                           1998        1997
                                                       -----------   -----------
ASSETS:                                                (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                            $ 6,967,062   $ 8,500,216
  Net unrealized appreciation
   on open futures contracts                                25,020       720,274
  Zero Coupons, $17,260,000 and $18,968,000
   principal  amount in 1998 and 1997,
   respectively,  due  November 15, 2003 at
   market value (amortized cost $12,289,420 and
   $13,081,092 in 1998 and 1997, respectively)          12,889,078    13,577,673
                                                       -----------   -----------

                                                        19,881,160    22,798,163
 Receivable from SB on sale of
   Zero Coupons                                            702,364       419,702
 Interest income                                            23,181             -

                                                       ===========   ===========
                                                       $20,606,705   $23,217,865
                                                       ===========   ===========


LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:

 Accrued expenses:
  Commissions                                          $    61,821   $    74,685
  Management fees                                           28,316        34,365
  Incentive fees                                                 -         1,244
  Due to Smith Barney                                            -        77,269
  Other                                                     50,376        30,223
 Redemptions payable                                     1,061,311       693,875
                                                       -----------   -----------
                                                         1,201,824       911,661
Partners' Capital:

General Partner, 203 Unit
  equivalents outstanding  in 1998 and 1997                228,227       238,726
Limited Partners, 17,057 and 18,765
  Units of Limited Partnership Interest
  outstanding in 1998 and 1997, respectively            19,176,654    22,067,478
                                                       -----------   -----------

                                                        19,404,881    22,306,204
                                                       -----------   -----------

                                                       $20,606,705   $23,217,865
                                                       ===========   ===========
See Notes to Financial Statements

       SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.II
   STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                         (UNAUDITED)

                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30,                       JUNE 30,
                                                            1998            1997            1998            1997
                                                        ------------    ------------    ------------    ------------
Income:
  Net gains (losses) on trading of commodity futures:
  Realized (gains) losses on closed positions           $   (510,974)   $   (618,205)   $   (315,775)   $    422,180
  Change in unrealized gains/losses on open
   positions                                                (541,000)       (286,534)       (695,254)         76,200
                                                        ------------    ------------    ------------    ------------

                                                          (1,051,974)       (904,739)     (1,011,029)        498,380
Less, brokerage commissions and clearing fees
  ($6,318, $3,311, $11,269 and $6,819, respectively)        (206,704)       (238,410)       (441,426)       (480,670)
                                                        ------------    ------------    ------------    ------------

  Net realized and unrealized gains (losses)              (1,258,678)     (1,143,149)     (1,452,455)         17,710
  Gain (loss) on sale of Zero Coupons                         30,220          (1,142)         50,109          (3,417)
  Unrealized appreciation (depreciation)
  on Zero Coupons                                             96,819         308,180         103,077        (127,523)
  Interest income                                            277,977         299,610         578,060         597,218
                                                        ------------    ------------    ------------    ------------

                                                            (853,662)       (536,501)       (721,209)        483,988
                                                        ------------    ------------    ------------    ------------


Expenses:
  Management fees                                             86,369         100,516         184,799         204,385
  Other                                                       16,436          13,912          34,921          27,671
  Incentive fees                                                   -               -               -         190,380
                                                        ------------    ------------    ------------    ------------

                                                             102,805         114,428         219,720         422,436
                                                        ------------    ------------    ------------    ------------

  Net income (loss)                                         (956,467)       (650,929)       (940,929)         61,552
  Redemptions                                             (1,061,311)       (181,994)     (1,960,394)       (328,222)
                                                        ------------    ------------    ------------    ------------

  Net decrease in Partners' capital                       (2,017,778)       (832,923)     (2,901,323)       (266,670)

Partners' capital, beginning of period                    21,422,659      22,823,814      22,306,204      22,257,561
                                                        ------------    ------------    ------------    ------------

Partners' capital, end of period                        $ 19,404,881    $ 21,990,891    $ 19,404,881    $ 21,990,891
                                                        ------------    ------------    ------------    ------------

Net asset value per Unit
  (17,260 and 19,812 Units outstanding
  at June 30, 1998 and 1997, respectively)              $   1,124.27    $   1,109.98    $   1,124.27    $   1,109.98
                                                        ------------    ------------    ------------    ------------


Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent          $     (52.54)   $     (32.70)   $     (51.72)   $      (2.64)
                                                        ------------    ------------    ------------    ------------


Redemption Net Asset Value per Unit                     $   1,124.27    $   1,123.42    $   1,124.27    $   1,123.42
                                                        ------------    ------------    ------------    ------------


See Notes To Financial Statements

               SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                        NOTES TO FINANCIAL STATEMENTS
                                June 30, 1998
                                 (UNAUDITED)

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

       Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions are currently being made for the Partnership by John W. Henry & Company, Inc. and Willowbridge Associates Inc. (collectively, the "Advisors"). On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group. SB is a wholly owned subsidiary of SSBH.

       The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 1998 and the results of its operations for the three and six months ended June 30, 1998 and 1997. These financial statements present the results of an interim period and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

       Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

               SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                        NOTES TO FINANCIAL STATEMENTS
                                 (continued)


2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and six months ended June 30, 1998 and 1997 were as follows:

                                 THREE-MONTHS ENDED         SIX-MONTHS ENDED
                                       JUNE  30,                JUNE 30,
                                  1998        1997         1998          1997
                               ---------    ---------    ---------    ---------

Net realized and unrealized
 gains (losses)                $  (69.14)   $  (57.23)   $  (79.36)   $    0.52
Realized and unrealized gains
 (losses) on Zero Coupons           6.98        15.37         8.36        (6.42)
Interest income                    15.27        15.00        31.09        29.83
Expenses                           (5.65)       (5.73)      (11.81)      (21.06)
Other                                  -        (0.11)           -        (0.23)
                               ---------    ---------    ---------    ---------

Decrease for period               (52.54)      (32.70)      (51.72)       (2.64)

Net Asset Value per Unit,
 beginning of period            1,176.81     1,142.68     1,175.99     1,107.34
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
 end of period                 $1,124.27    $1,109.98    $1,124.27    $1,109.98
                               =========    =========    =========    =========

Redemption Net Asset
 Value per Unit *              $1,124.27    $1,123.42    $1,124.27    $1,123.42
                               =========    =========    =========    =========


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

        All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1998 and December 31, 1997 was $25,020 and $720,274,
respectively, and the average fair value during the six and twelve months then ended based on monthly calculation, was $509,161 and $814,445, respectively.

4. Financial Instrument Risk:

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

        The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $101,825,777 and $104,731,071, respectively, as detailed below. All of these instruments mature within one year of June 30, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1998, the fair value of the Partnership's derivatives, including options thereon, was $25,020, as detailed below.

                                        JUNE 30, 1998
                                   NOTIONAL OR CONTRACTUAL
                                    AMOUNT OF COMMITMENTS
                                TO PURCHASE          TO SELL        FAIR VALUE

Currencies
- Exchange Traded Contracts     $  2,079,250      $  8,301,875    $  55,625
- OTC Contracts                    8,323,746        15,044,909     (291,589)
Energy                               455,500         2,470,710       90,155
Interest Rates U.S.               35,607,781               -         85,969
Interest Rates Non-U.S.           52,653,120        71,333,783      133,601
Grains                             1,775,175           653,582      (11,636)
Softs                                337,605         1,452,146       56,125
Metals                               593,600         4,097,975      (56,329)
Indices                                  -           1,376,091      (36,901)
                                -------------      ------------    ---------

Totals                          $101,825,777      $104,731,071     $ 25,020
                                =============     =============    ========

      At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $103,162,990 and $65,919,874, respectively, and, the fair value of the Partnership's derivatives, including options thereon, was $720,274, as detailed below.

                                 DECEMBER 31, 1997
                               NOTIONAL OR CONTRACTUAL
                                AMOUNT OF COMMITMENTS
                             TO PURCHASE      TO SELL           FAIR VALUE

Currencies
- Exchange Traded Contracts            -       $ 4,026,713         $ 62,013
- OTC Contracts                $ 7,813,559      14,869,435          (37,009)
Energy                                 -         2,381,490          165,550
Interest Rates U.S.             27,054,925             -            163,819
Interest Rates Non U.S.         58,496,762      38,054,369          189,136
Grains                           2,958,744         679,250         (102,587)
Softs                            3,987,204         842,675         (129,803)
Metals                           2,851,796       4,180,877          336,934
Indices                                -           885,065           72,221
                               ------------    ------------       ---------

Totals                        $103,162,990     $65,919,874        $ 720,274
                              =============    ============       =========

                                    PART I

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposit normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred during the second quarter of 1998.

      The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the six months ended June 30, 1998, Partnership capital decreased 13.0% from $22,306,204 to $19,404,881. This decrease was attributable to the redemption of 1,708 Units totaling $1,960,394 coupled with a net loss from operations of $940,929 for the six months ended June 30, 1998. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Operational Risk

      The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH. SSBH has analyzed the impact of the year 2000 on its systems and processes and modifications for compliance are proceeding according to plan. All modifications necessary for year 2000 compliance are expected to be completed by the first quarter of 1999. In July 1998, SB participated in successful industry-wide testing coordinated by the Securities Industry Association and plans to participate in such tests in the future. The purpose of industry-wide testing is to confirm that exchanges, clearing organizations, and other securities industry participants are prepared for the year 2000. The failure of vendors, clients, or regulators to resolve their own Year 2000 compliance issues in a timely manner could result in material financial risk to the Partnership.

Results of Operations

      During the second quarter ending June 30, 1998, the Partnership's net asset value per Unit decreased 4.5% from $1,176.81 to $1,124.27, as compared to a decrease of 2.9% in the second quarter of 1997. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1998 of $1,051,974. These losses were primarily attributable to the trading of commodity futures in currencies, energy products, grains, U.S. and non U.S. interest rates, metals and indices and were partially offset by gains in softs. The Partnership experienced a net trading loss in the second quarter of 1997 of $904,739. These losses were recognized in the trading of currencies, energy products, grains, U.S. and non U.S. interest rates and livestock and were partially offset by gains in metals, softs and indices.

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

      Interest Income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income decreased by $21,633 and $19,158, respectively, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The decrease in interest income is primarily due to the effect of net redemptions on the Partnership's equity maintained in cash during 1998.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions and clearing fees for the three and six months ended June 30, 1998 decreased by $31,706 and $39,244, respectively, as compared to the corresponding periods in 1997.

      Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees decreased by $14,147 and $19,586, respectively, as compared to the corresponding periods in 1997.

       Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. No incentive fees were earned for the three and six months ended June 30, 1998. Trading performance for the three and six months ended June 30, 1997 resulted in incentive fees of $0 and $190,380, respectively.

Item 3.      Quantitative and Qualitative Disclosures of Market Risk

      The  fund  is  subject  to  SEC  Financial   Reporting   Release  No.  48,
Quantitative and Qualitative Disclosures of Market Risk and will comply with the disclosure and reporting requirements in its form 10K as of December 31, 1998.

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

         On July 17, 1996, the Antitrust Division of the Department of Justice filed a complaint against a number of firms that act as market makers in NASDAQ stocks. The complaint basically alleged that a common understanding arose among NASDAQ market makers which worked to keep quote spreads in NASDAQ stocks artificially wide. Contemporaneous with the filing of the complaint, SBI, SB and other defendants entered into a stipulated settlement agreement, pursuant to which the defendants would agree not to engage in certain practices relating to the quoting of NASDAQ securities and would further agree to implement a program to ensure compliance with federal antitrust laws and with the terms of the settlement. In entering into the stipulated settlement, SBI and SB did not admit any liability. There are no fines, penalties, or other payments of monies in connection with the settlement. In April 1997, the U.S. District Court for the Southern District of New York approved the settlement. In May 1997, plaintiffs in the related civil action (who were permitted to intervene for limited purposes) appealed the district court's approval of the settlement. The appeal was argued in March 1998 and was affirmed in August 1998.

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

        In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SB, in the U.S. Bankruptcy Court for the Central District of California. Plaintiff alleged, among other things, that the defendants recommended and sold to plaintiff unsuitable securities. The case (County of Orange et al. v. Bear Stearns & Co. Inc. et al.) had been subject to a stay by agreement of the parties which will expire on August 21, 1998.

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

Date:    8/14/98

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    8/14/98


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    8/14/98