Form 10-Q
period 1998-09-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 1998-11-12
CIK 1005335

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1998

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




                                                                       Page
                                                                      Number

PART I - Financial Information:

       Item 1.   Financial Statements:
                 Statement of Financial Condition at
                 September 30, 1998 and December 31, 1997.              3

                 Statement of Income and Expenses and
                 Partners'  Capital for the
                 three and nine months ended September 30,
                 1998 and 1997.                                         4

                 Notes to Financial Statements                        5 - 8

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                           9 - 11

       Item 3.   Quantitative and Qualitative Disclosures
                 of Market Risk                                         12

PART II - Other Information                                          13 - 14

                                     PART I

                          Item 1. Financial Statements


                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.II
                        STATEMENT OF FINANCIAL CONDITION



                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1998         1997
                                                       -----------  ------------
ASSETS:
                                                       (Unaudited)

Equity in commodity futures trading account:
Cash and cash equivalents                              $ 7,330,819   $ 8,500,216
Net unrealized appreciation
on open futures contracts                                3,266,554       720,274
Zero Coupons, $17,057,000 and $18,968,000
principal amount in 1998 and 1997, repectively,
due November 15, 2003 at market value
(amortized cost $12,343,611 and $13,081,092
in 1998 and 1997, respectively)                         13,662,145    13,577,673
                                                       -----------   -----------

                                                        24,259,518    22,798,163
Receivable from SSB on sale of
Zero Coupons                                               162,270       419,702
Interest income                                             26,281             -

                                                       ===========   ===========
                                                       $24,448,069   $23,217,865
                                                       ===========   ===========


LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:

Accrued expenses:
Commissions                                            $    82,870   $    74,685
Management fees                                             37,508        34,365
Incentive fees                                             167,031         1,244
Due to Smith Barney                                              -        77,269
Other                                                       43,549        30,223
Redemptions payable                                        283,648       693,875
                                                       -----------   -----------
                                                           614,606       911,661
Partners' Capital:

General Partner, 203 Unit
equivalents outstanding in 1998 and 1997                   283,648       238,726
Limited Partners, 16,854 and 18,765
Units of Limited Partnership Interest
outstanding in 1998 and 1997, respectively              23,549,815    22,067,478
                                                       -----------   -----------

                                                        23,833,463    22,306,204
                                                       -----------   -----------

                                                       $24,448,069   $23,217,865
                                                       ===========   ===========

See Notes to Financial Statements.
                                        3

                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                      ----------------------------    ----------------------------
                                                          1998           1997            1998            1997

Income:
Net gains (losses) on trading of commodity
futures:
Realized gains (losses) on closed positions           $    968,868    $   (382,602)   $    653,093    $     39,578
Change in unrealized gains/losses on open
positions                                                3,241,534         288,368       2,546,280         364,568
                                                      ____________    ____________    ____________    ____________

                                                         4,210,402         (94,234)      3,199,373         404,146
Less, brokerage commissions and clearing fees
($5,150, $4,847, $16,419 and $11,666, respectively)       (229,377)       (242,201)       (670,803)       (722,871)
                                                      ____________    ____________    ____________    ____________

Net realized and unrealized gains (losses)               3,981,025        (336,435)      2,528,570        (318,725)
Gain on sale of Zero Coupons                                15,365           3,431          65,474              14
Unrealized appreciation
on Zero Coupons                                            718,876         317,996         821,953         190,473
Interest income                                            274,572         301,060         852,632         898,278
                                                      ____________    ____________    ____________    ____________

                                                         4,989,838         286,052       4,268,629         770,040
                                                      ____________    ____________    ____________    ____________


Expenses:
Management fees                                             97,092          99,525         281,891         303,910
Incentive fees                                             167,031               -         167,031         190,380
Other                                                       13,485          13,600          48,406          41,271
                                                      ____________    ____________    ____________    ____________

                                                           277,608         113,125         497,328         535,561
                                                      ____________    ____________    ____________    ____________

Net income                                               4,712,230         172,927       3,771,301         234,479
Redemptions                                               (283,648)       (288,689)     (2,244,042)       (616,911)
                                                      ____________    ____________    ____________    ____________

Net increase (decrease) in Partners' capital             4,428,582        (115,762)      1,527,259        (382,432)

Partners' capital, beginning of period                  19,404,881      21,990,891      22,306,204      22,257,561
                                                      ____________    ____________    ____________    ____________

Partners' capital, end of period                      $ 23,833,463    $ 21,875,129    $ 23,833,463    $ 21,875,129
                                                      ------------    ------------    ------------    ------------

Net asset value per Unit
(17,057 and 19,566 Units outstanding
at September 30, 1998 and 1997, respectively)         $   1,397.28    $   1,118.59    $   1,397.28    $   1,118.59
                                                      ------------    ------------    ------------    ------------


Net income per Unit of Limited Partnership
Interest and General Partner Unit equivalent          $     273.01    $       8.61    $     221.29    $      11.25
                                                      ------------    ------------    ------------    ------------

Redemption Net Asset Value Per Unit                   $   1,397.28    $   1,127.69    $   1,397.28    $   1,127.69
                                                      ------------    ------------    ------------    ------------



See Notes to Financial Statements                                4

               SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                        NOTES TO FINANCIAL STATEMENTS
                              September 30, 1998
                                 (UNAUDITED)

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

       Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. On September 1, 1998, the Partnership's commodity broker, Smith Barney Inc., merged with Salomon Brothers Inc and changed its name to Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Travelers Group Inc. All trading decisions are made for the Partnership by John W. Henry & Company, Inc. and Willowbridge Associates Inc. (collectively, the "Advisors"). (see Note 5)

       The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 1998 and the results of its operations for the three and nine months ended September 30, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

       Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

               SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                        NOTES TO FINANCIAL STATEMENTS
                                 (continued)


2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and nine months ended September 30, 1998 and 1997 were as follows:

                                  THREE-MONTHS ENDE        NINE-MONTHS ENDED
                                     SEPTEMBER 30,            SEPTEMBER 30,
                                   1998        1997         1998        1997

Net realized and unrealized
gains (losses)                 $  230.66    $  (16.98)   $ 151.30     $  (16.46)
Realized and unrealized
gains on Zero Coupons              42.54        16.22        50.90         9.81
Interest income                    15.90        15.20        46.99        45.00
Expenses                          (16.09)       (5.71)      (27.90)      (26.76)
Other                                  -        (0.12)           -        (0.34)
                               ---------    ---------    ---------    ---------

Increase for period               273.01         8.61       221.29        11.25

Net Asset Value per Unit,
beginning of period             1,124.27     1,109.98     1,175.99     1,107.34
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
end of period                  $1,397.28    $1,118.59    $1,397.28    $1,118.59
                               =========    =========    =========    =========

Redemption Net Asset
Value per Unit *               $1,397.28    $1,127.69    $1,397.28    $1,127.69
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

        The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.

        All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1998 and December 31, 1997 was $3,266,554 and $720,274, respectively, and the average fair value during the nine and twelve months then ended based on monthly calculation, was $981,234 and $814,445, respectively.

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

        Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

        The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $209,541,200 and $7,172,936, respectively, as detailed below. All of these instruments mature within one year of September 30, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1998, the fair value of the Partnership's derivatives, including options thereon, was $3,266,554, as detailed below.

                                      SEPTEMBER 30, 1998
                                   NOTIONAL OR CONTRACTUAL
                                    AMOUNT OF COMMITMENTS
                                 TO PURCHASE         TO SELL        FAIR VALUE

Currencies
- Exchange Traded Contracts     $ 14,221,938      $        -       $  246,039
- OTC Contracts                   13,638,850         2,990,901        310,741
Energy                             2,177,940               -           23,281
Interest Rates U.S.               47,773,609               -          915,891
Interest Rates Non U.S.          130,218,194           181,828      1,491,563
Grains                                   -             646,435         98,593
Softs                                    -           1,132,410         37,264
Metals                             1,510,669           514,230         24,161
Indices                                  -           1,707,132        119,021
                                -------------      ------------      --------

Totals                          $209,541,200        $7,172,936     $3,266,554
                                =============       ===========    ==========

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
                               =============    ============       =========

5.    Subsequent Event:

      On October 8, 1998, Travelers Group Inc. merged with Citicorp Inc. and changed its name to Citigroup Inc.

                                    PART I

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposit normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred during the third quarter of 1998.

      The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the nine months ended September 30, 1998, Partnership capital increased 6.8% from $22,306,204 to $23,833,463. This increase was attributable to net income from operations of $3,771,301 which was partially offset by the redemption of 1,911 Units totalling $2,244,042 for the nine months ended September 30, 1998. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Operational Risk

      The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH. SSBH has analyzed the impact of the year 2000 on its systems and processes and modifications for compliance are proceeding according to plan. All modifications necessary for year 2000 compliance are expected to be completed by the first quarter of 1999. In July 1998, SSB participated in successful industry-wide testing coordinated by the Securities Industry Association and plans to participate in such tests in the future. The purpose of industry-wide testing is to confirm that exchanges, clearing organizations, and other securities industry participants are prepared for the year 2000.

      The most likely and most significant risk to the Partnership associated with the lack of year 2000 readiness is the failure of outside organizations, including the commodities exchanges, clearing organizations or regulators with which the Partnership interacts to resolve their year 2000 issues in a timely manner. This risk could involve the inability to determine the value of the Partnership at some point in time and would make effecting purchases or redemptions of Units in the Partnership infeasible until such valuation was determinable.

      In  addition,   the  General  Partner  is  addressing  the   technological
implications that will result from regulatory and market changes due to Europe's Economic and Monetary Union ("EMU").

      Risks to the Partnership exist in the lack of experience with this new currency and the potential impact it can have on the Advisors' trading programs. Risks also exist in the failure of external information technology and accounting systems to adequately prepare for the conversion. This issue is particularly acute in the area of the exchanges, clearing houses and over-the-counter foreign exchange markets where the futures interests are traded. If the necessary changes are not properly implemented, the Partnership could suffer failed trade settlements, inability to reconcile trading positions and funding disruptions. Such events could result in erroneous entries in the Partnership's accounts, mispriced transactions, and a delay or inability to provide timely pricing of Units for the purpose of effecting purchases and redemptions.

      SSB has evaluated its internal systems and made the necessary changes to accommodate EMU transactions on behalf of the Partnership. The General Partner will continue to monitor and communicate with the Advisors and related third-party entities to assure preparation for the EMU conversion and advanced notification of impending issues or problems.


Results of Operations

      During the third quarter ending September 30, 1998, the Partnership's net asset value per Unit increased 24.3% from $1,124.27 to $1,397.28, as compared to an increase of 0.8% in the third quarter of 1997. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 1998 of $4,210,402. These gains were primarily attributable to the trading of commodity futures in currencies, energy products, softs, U.S. and non-U.S. interest rates and were partially offset by losses in grains, metals and indices. The Partnership experienced a net trading loss in the third quarter of 1997 of $94,234. These losses were recognized in the trading of currencies, energy products, grains, U.S. interest rates, softs and livestock and were partially offset by gains in metals, non-U.S.
interest rates and indices.

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

      Interest Income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income decreased by $26,488 and $45,646 respectively, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The decrease in interest income is primarily due to the effect of net redemptions on the Partnership's equity maintained in cash during 1998.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset value. Brokerage commissions and fees for the three and nine months ended September 30, 1998 decreased by $12,824 and $52,068, respectively, as compared to the corresponding periods in 1997.

      Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees decreased by $2,433 and $22,019, respectively, as compared to the corresponding periods in 1997.

      Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 1998 resulted in incentive fees of $167,031. Trading performance for the three and nine months ended September 30, 1997 resulted in incentive fees of $0 and $190,380, respectively.

Item 3.      Quantitative and Qualitative Disclosures of Market Risk

      The Partnership is subject to SEC Financial Reporting Release No. 48, regarding quantitative and qualitative disclosures of market risk and will comply with the disclosure and reporting requirements in its Form 10-K as of December 31, 1998.

                           PART II OTHER INFORMATION

Item 1.      Legal Proceedings

        Between May 1994 and the present, Salomon Brothers Inc. ("SBI"), Smith Barney Inc. ("SB") and The Robinson Humphrey Company, Inc. ("R-H"), all currently subsidiaries of Salomon Smith Barney Holdings Inc. ("SSBH"), along with a number of other broker-dealers, were named as defendants in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on NASDAQ violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the bid and asked price for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re NASDAQ Market-Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996 (RWS); M.D.L. No. 1023. The other state court suit, Lawrence A. Abel v. Merrill Lynch & Co., Inc. et al.; Superior Court of San Diego, Case No. 677313, has been dismissed without prejudice in conjunction with a tolling agreement.

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

Date:    11/12/98

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    11/12/98


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    11/12/98