Form 10-K
period 1998-12-31
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 1999-03-30
CIK 1005335

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 1998

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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28, 1999 Limited Partnership Units with an aggregate value of $1,332.79 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1. Business.

         (a) General development of business. Smith Barney Principal Plus Futures Fund L.P. II (the "Partnership") is a limited partnership organized on November 16, 1995 under the Partnership Law of the State of New York. The Partnership engages in speculative trading of commodity interests, including contracts on foreign currencies, commodity options and commodity futures contracts including futures contracts on United States Treasury and other financial instruments, foreign currencies and stock indices. The Partnership maintains a portion of its assets in principal amounts stripped from U.S. Treasury Bonds under the Treasury's STRIPS program ("Zero Coupons") which payments will be due November 15, 2003. The Partnership uses the Zero Coupons and its other assets to margin its commodities account.
         A total of 60,000 Units of Limited Partnership Interest in the Partnership (the "Units") were offered to the public. Between April 3, 1996 and August 8, 1996, 19,897 Units were sold to the public at $1,000 per Unit. Proceeds of the offering along with the General Partners' contribution of $203,000 were held in escrow until August 9, 1996 at which time an aggregate of $20,100,000 were turned over to the Partnership and the Partnership commenced trading operations.
       Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. On September 1, 1998, the Partnership's commodity broker, Smith Barney Inc., merged with Salomon Brothers Inc. and changed its name to Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings, Inc. ("SSBH"), which is the sole owner of SSB. On October 8, 1998, Travelers Group Inc. merged with Citicorp Inc. and changed its name to Citigroup Inc. SSBH is a wholly owned subsidiary of Citigroup Inc.
         The Partnership's trading of futures contracts on commodities is done on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SSB.
       Under the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner administers the business and affairs of the Partnership. As of December 31, 1998, all commodity trading decisions are made for the Partnership by John W. Henry & Company, Inc. ("JWH") and Willowbridge Associates Inc. ("Willowbridge") (collectively, the "Advisors"). Neither of the Advisors is affiliated with the General Partner or SSB. The Advisors are not responsible for the organization or operation of the Partnership.
         Pursuant to the terms of the Management Agreements (the "Management Agreements"), the Partnership is obligated to pay Willowbridge a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to it and pay JWH a monthly management fee equal to 1/3 of 1% (4% per year) of the month-end Net Assets allocated to it. The Partnership will also pay Willowbridge an incentive fee payable quarterly equal to 20% of New Trading Profits earned by it for the Partnership and JWH will receive an incentive fee of 15% of the New Trading Profits (as defined in the Management Agreements).

         The Customer Agreement provides that the Partnership will pay SSB a monthly brokerage fee equal to 7/12 of 1% of month-end Net Assets allocated to the Advisors (7% per year) in lieu of brokerage commissions on a per trade basis. SSB will pay a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership will pay for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.
         In addition, SSB will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.
         In the unlikely event that the Partnership is required to meet a margin call in excess of the cash balance in its trading accounts, SSBH will contribute up to an amount equal to the maturity value of the Zero Coupons held by the

Partnership at the time of such call to the capital of the Partnership to permit it to meet its margin obligations in excess of its cash balance. The guarantee can only be invoked once. After the guarantee is invoked, trading will cease and the General Partner will either wait until the end of the month in which the Zero Coupons come due (November 2003), (the "First Payment Date"), or will distribute cash and Zero Coupons to the limited partners. The General Partner will provide a copy of SSBH's annual report as filed with the SEC to any limited partner requesting it.
         (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the years ended December 31, 1998 and 1997 and for the period from August 9, 1996 (commencement of trading operations) to December 31, 1996 is set forth under "Item 6. Selected Financial Data." Partnership capital as of December 31, 1998 was $22,938,154.

         (c)        Narrative  description  of business.  See Paragraphs (a) and
                    (b) above.  (i) through (x) - Not  applicable.  (xi) through
                    (xii) - Not applicable. (xiii) - The Partnership has no employees.

        (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Partnership does not engage in sales of goods or services, and therefore this item is not applicable.
Item 2.  Properties.
         The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.
Item 3.  Legal Proceedings.
              There are no material legal proceedings pending against the Partnership or the General Partner. This section describes the major legal proceedings, other than ordinary routine litigation incidental to the business, to which SSBH, the parent company of this General Partner or its subsidiaries is a party or to which any of their property is subject.
              In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT"), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest with respect to a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that the purchase of the participation interests for the third MOA portfolio and for the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and state law. SBI had acquired the participation interests in transactions in which it purchased as principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three such interests and 100% of one such interest were sold to APT for purchase prices aggregating approximately $20.9 million. Plaintiffs' second amended complaint seeks (a) judgment on the ERISA claims for the purchase prices of the four participation interests (approximately $20.9 million), for rescission and for disgorgement of profits, as well as other relief, and (b) judgment on the claims brought under RICO and state law in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. The court dismissed the RICO, breach of contract, and unjust enrichment claims. The court also found that defendants did not qualify as an ERISA fiduciary and dismissed the claims based on that allegation. Defendants moved for summary judgment on the sole remaining claim. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. Defendants are awaiting a decision.
              Both the Department of Labor and the Internal Revenue Service have advised SBI that they were or are reviewing the transactions in which APT acquired such participation interests. With respect to the Internal Revenue Service review, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue 30-day letters with respect to the transactions.
              In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including Smith Barney, in the U.S. Bankruptcy Court for the Central District of California (County of Orange et al. v. Bear Stearns & Co. Inc. et al.). Plaintiff alleges, among other things, that defendants recommended and sold to plaintiff unsuitable securities and that such transactions were outside the scope of plaintiff's statutory and constitutional authority (ultra vires). Defendants' motion for summary judgment was granted with respect to the ultra vires claims in February 1999. The court allowed the filing of an amended complaint asserting claims based on alleged breaches of fiduciary duty.

              In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a declaratory judgment that Smith Barney Inc. and another underwriter are responsible for any damages that the City may incur in the event the Internal Revenue Service denies tax exempt status to the City's General Obligation
Refunding Bonds Series 1991. The Company filed a motion to dismiss the complaints in September 1998, and the complaints were subsequently amended. The Company has filed a motion to dismiss the amended complaints.
              In November 1998, a purported class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleges that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, charged excessive mark-ups in connection with advanced refunding transactions. The Company intends to contest this complaint vigorously.

Environmental Matters
         In July 1996, the City and County of Denver ("Denver") enacted an ordinance imposing a substantial fee on any radioactive waste or radium-contaminated material disposed of in the City of Denver. Under this ordinance, Denver assessed a subsidiary of Salomon, the S.W. Shattuck Chemical Company, Inc. ("Shattuck"), $9.35 million for certain disposal already carried out. Shattuck sued to enjoin imposition of the fee on constitutional grounds. The United States also sued, seeking to enjoin imposition of the fee on constitutional grounds. Denver counterclaimed and moved to add SSBH as a defendant for past costs. These cases have been consolidated before the U.S. District Court in Colorado, which granted Shattuck's motion for a preliminary injunction enjoining Denver from enforcing the ordinance during the pendency of the litigation. The parties have reached a settlement.
         The Company and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which the Company's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. In the opinion of the Company's management, none of these actions is expected to have a material adverse effect on the consolidated financial condition of the Company and its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders.
         There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.
                                     PART II
Item 5. Market for Registrant's Common Equity and Related Security
Holder Matters.
                (a)Market  Information.  The  Partnership  has  issued no stock.
                    There  is  no  public   market  for  the  Units  of  Limited
                    Partnership Interest.
                (b)Holders.   The   number  of   holders  of  Units  of  Limited
                    Partnership Interest as of December 31, 1998 was 1,212.
                (c)Distribution.  The Partnership did not declare a distribution in 1998 or 1997.

Item 6. Selected Financial Data. The Partnership commenced trading operations on August 9, 1996. Realized and unrealized trading gains, realized and unrealized gains on Zero Coupons, interest income, net income and increase in net asset value per Unit for the years ended December 31, 1998 and 1997 and for the period from August 9, 1996 (commencement of trading operations) to December 31, 1996 and total assets at December 31, 1998, 1997 and 1996 were as follows:

                                                                   1998                       1997                        1996
                                                               -----------                -----------                   --------

Realized and unrealized
 trading gains net of brokerage
 commissions and clearing fees
 of $914,741, $958,141 and
 $346,364, respectively                                        $ 2,010,123               $   372,990                 $ 2,812,357

Realized and unrealized gains
 on  Zero Coupons                                                  644,098                   429,903                      80,764

Interest income                                                  1,126,341                 1,212,251                $    434,374
                                                               ------------              ------------                -----------

                                                               $ 3,780,562               $ 2,015,144                 $ 3,327,495
                                                               ============              ============                ===========

Net income                                                     $ 3,174,331               $ 1,359,429                 $ 2,717,561
                                                               ============              ============                ===========

Increase in net asset value
 per unit                                                          $186.29                   $ 68.65                     $135.20
                                                                   ========                  ========                    =======

Total assets                                                   $23,386,690               $23,217,865                 $23,276,499
                                                               ============              ============                ===========

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

         (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures. (ii) The Partnership's capital will consist of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and Zero Coupon appreciation or depreciation, and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. Furthermore, the Partnership will receive no payment on its Zero Coupons until their due date. However, the Partnership will accrue interest on the Zero Coupons and Limited Partners will be required to report as interest income on their U.S. tax returns in each year their pro-rata share of the accrued interest on the Zero Coupons even though no interest will be paid prior to their due date. In addition, the amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.

         No forecast can be made as to the level of redemptions in any given period. Beginning with the first full quarter ending at least six months after trading commences (March 31, 1997), a Limited Partner may cause all of his Units to be redeemed by the Partnership at the Net Asset Value thereof as of the last day of a quarter (the "Redemption Date") on ten days' written notice to the General Partner. Redemption fees equal to 2% of Redemption Net Asset Value per Unit redeemed will be charged to any Limited Partner who redeems his Units on the first, second or third possible redemption dates and 1% on the fourth and fifth possible redemption dates, respectively. Thereafter, no redemption fee will be charged. For the year ended December 31, 1998, 2,130 Units were redeemed totaling $2,542,381. During 1998, SSB received redemption fees of $8,992. For the year ended December 31, 1997, 1,132 Units were redeemed totaling $1,310,786. During 1997, SSB received redemption fees of $19,277. Redemption Net Asset Value differs from Net Asset Value calculated for financial reporting purposes in that the accrued liability for reimbursement of offering and organization expenses will not be included in the calculation of Redemption Net Asset Value.
         Offering and organization expenses of $541,205 relating to the issuance and marketing of Units offered were initially paid by SSB. The accrued liability for reimbursement of offering and organization expenses will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units.

Interest earned by the Partnership will be used to reimburse SSB for the offering and organization expenses of the Partnership plus interest at the prime rate quoted by The Chase Manhattan Bank until such time as such expenses are fully reimbursed. As of December 31, 1998, the Partnership had reimbursed SSB for the offering and organizational expenses plus interest at the prime rate quoted by the Chase Manhattan Bank totaling $38,261 from interest paid to the Partnership.
         For each Unit redeemed the Partnership liquidates $1,000 (principal amount) of Zero Coupons and will continue to liquidate $1,000 (principal amount) of Zero Coupons per Unit redeemed. These liquidations will be at market value which will be less than the amount payable on their due date. Moreover, it is possible that the market value of the Zero Coupon could be less than its purchase price plus the original issue discount amortized to date.
         (c) Results of operations. For the year ended December 31, 1998, the Net Asset Value per Unit increased 15.8% from $1,175.99 to $1,362.28. For the year ended December 31, 1997, the Net Asset Value per Unit increased 6.2% from $1,107.34 to $1,175.99. For the period from August 9, 1996 (commencement of trading operations) to December 31, 1996, the net asset value per Unit increased 13.9% from $972.14 to $1,107.34. The net asset value of $972.14 at commencement of trading operations is reflective of charging offering and organizational expenses against the initial capital of the Partnership for financial reporting purposes. The redemption value per unit at December 31, 1998, 1997 and 1996 were $1,362.28, $1,180.06 and $1,129.72, respectively.

         The Partnership experienced net trading gains of $2,924,864, before commissions and expenses in 1998. These gains were attributable to trading in energy and U.S. and non-U.S. interest rates products offset by losses in currencies, grains, livestock, metals, softs and indices. The Partnership experienced unrealized appreciation of $565,392 on Zero Coupons during 1998 and a gain on the sale of Zero Coupons of $78,706 during 1998.
         The Partnership experienced net trading gains of $1,331,131 before commissions and expenses for the year ended December 31, 1997. Gains were attributable to the trading of commodity futures in foreign currencies, grains, non U.S. interest rates, metals, softs and indices and were partially offset by losses experienced in the trading of energy products, U.S. interest rates and livestock. The Partnership experienced unrealized appreciation of $415,817 on Zero Coupons during 1997 and a gain on the sale of Zero Coupons of $14,086 during 1997.
         The Partnership experienced net trading gains of $3,158,721 before commissions and expenses for the period ended December 31, 1996. Gains were attributable to the trading of commodity futures in U.S. and non-U.S. interest rates, metals, energy and foreign currencies. These gains were partially offset by losses experienced in the trading of indices and agricultural products. The Partnership experienced unrealized appreciation of $80,764 on Zero Coupons during 1996. The Partnership included in interest income the amortization of original issue discount on Zero Coupons based on the interest method.

         Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.
         (d) Operational Risk
         The Company is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace. Such risks include:
Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Company is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.
Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Company's ability to gather, process, and communicate information efficiently and securely, without interruption, with customers, among units within the Company, and in the markets where the Company participates.
Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.
Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Company's stockholder, creditors, and regulators, is free of material errors.

Risk of Computer System Failure (Year 2000 Issue)
                  The Year 2000 issue is the result of existing computers in many businesses using only two digits to identify a year in the date field. These computers and programs, often referred to as "information technology,"
were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results at the Year 2000. Such systems and processes are dependent on correctly identifying dates in the next century.
                  The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH and SSB. In addition, the operation of the Partnership is dependent on the capability of the Partnership's Advisors, the brokers and exchanges through which the Advisors trade, and other third parties to prepare adequately for the Year 2000 impact on their systems and processes. The Partnership itself has no systems or information technology applications relevant to its operations.
                  The General Partner, SSB, SSBH and their parent organization Citigroup Inc. have undertaken a comprehensive, firm-wide evaluation of both internal and external systems (systems related to third parties) to determine the specific modifications needed to prepare for the year 2000. The combined Year 2000 program in SSB is expected to cost approximately $140 million over the four years from 1996 through 1999, and involve over 450 people at the peak staffing level. SSB expects to complete all compliance and certification work by June 1999. At this time, over 95% of SSBH systems have completed the correction process and are Year 2000 compliant. Over 73% of the systems have completed certification testing. The Year 2000 project at SSBH remains on schedule.

                  The systems and components supporting the General Partner's business that require remediation have been identified and modifications have been made to bring them into Year 2000 compliance. Testing of these systems was completed in the fourth quarter of 1998. Final testing and certification are expected to be completed by the end of the first quarter of 1999.
                  This expenditure and the General Partner's resources dedicated to the preparation for Year 2000 do not and will not have a material impact on the operation or results of the Partnership.
                  The General Partner has requested and received statements from the Advisors that each has undertaken its own evaluation and remediation plans to identify any of its computer systems that are Year 2000 vulnerable. Each Advisor has confirmed it is taking immediate actions to remedy those systems as necessary. The General Partner will continue to inquire into and to confirm each Advisor's readiness for Year 2000.
                  The most likely and most significant risk to the Partnership associated with the lack of Year 2000 readiness is the failure of outside organizations, including the commodities exchanges, clearing organizations, or regulators with which the Partnership interacts to resolve their Year 2000 issues in a timely manner. This risk could involve the inability to determine the value of the Partnership at some point in time and would make effecting purchases or redemptions of Units in the Partnership infeasible until such valuation was determinable.

                  SSB has successfully participated in industry-wide testing including: The Streetwide Beta Testing organized by the Securities Industry Association (SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of new York, and Futures Industry Association participants test. The firm is also participating in the streetwide testing which commenced in March 1999.
                  It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH for which SSBH could experience a secondary effect. Consequently, SSBH is preparing comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.
         The goal of Year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure or a failure by a supplier or counterparty. Planning work was completed in December 1998, and testing of alternative procedures will be conducted in the first half of 1999. European Economic and Monetary Union
         European Economic and Monetary Union ("EMU") is an historic event in Europe involving the unification of currency in eleven major countries. The new unified currency, called the Euro, is expected to compete on a global scale with the U.S. Dollar and the Japanese Yen.

         Introduction of the Euro began on January 1, 1999, when the European Central Bank assumed control of the monetary policy for participating nations. Exchange rates between the participating countries were fixed and the Euro is available for electronic payments. Also on January 1, 1999, various issuers re-denominated their securities and harmonized bond payment conventions. A three-year transition period began on January 1, 1999, after which Euro notes and coins will be issued by the European Central Bank and national currencies will be phased out.
         The Company completed a successful conversion to the Euro and has commenced trading and settlement in the new currency with no major exceptions.
         As the preceding risks are largely interrelated, so are the Company's actions to mitigate and manage them. The Company's Chief Administrative Officer is responsible for, among other things, oversight of global operations and technology. An essential element in mitigating the risks noted above is the optimization of information technology and the ability to manage and implement change. To be an effective competitor in an information-driven business of a global nature requires the development of global systems and databases that ensure increased and more timely access to reliable data.
         (e)      New Accounting Pronouncements
         In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives in the statement of financial condition and measure those instruments at fair value. SFAS 133 is effective for fiscal year beginning after June 15, 1999 SFAS 133 is expected to have no material impact on the financial statements of the Partnership as all commodity interests are recorded at fair value, with changes therein reported in the statement of income and expenses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk Introduction The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.
         Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.
         The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

         Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.
Quantifying the Partnership's Trading Value at Risk
         The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

         The Partnership's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the
Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized). Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.
         In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

         The fair value of the Partnership's futures and forward positions does not have any optionality component. However, certain of the Advisors trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.
         In  quantifying  the   Partnership's   Value  at  Risk,  100%  positive
correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership's Trading Value at Risk in Different Market Sectors
         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 1998. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 1998, the Partnership's total capitalization was $22,938,154.
                                            December 31, 1998
                                                                 %
                                                              of Total
Market Sector                       Value at Risk           Capitalization

Currencies                             $ 89,101                 0.39%
Energy                                   84,000                 0.37%
Grains                                   22,300                 0.10%
Interest rates U.S                      115,800                 0.50%
Interest rates Non-U.S.                 517,604                 2.26%
Metals                                   81,000                 0.35%
Softs                                    69,854                 0.30%
                                       --------                ------

Total                                  $979,959                 4.27%
                                       ========                ======

Material Limitations on Value at Risk as an Assessment of Market Risk
         The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- give no indication of this "risk of ruin."

Non-Trading Risk
         The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.
         Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.
Qualitative Disclosures Regarding Primary Trading Risk Exposures
         The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership
         The following were the primary trading risk exposures of the Partnership as of December 31, 1998, by market sector.
         Interest Rates. Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Consequently, even a material change in short-term rates would have little effect on the Partnership were the medium- to long-term rates to remain steady.
         Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future, although it is difficult at this point to predict the effect of the introduction of the Euro on the Advisors' currency trading strategies. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.
         Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of
December 31, 1998, the Partnership's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and Hang Seng (Hong Kong) stock indices. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)
         Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum and copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The Advisors' gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10-15 years. However, silver prices have remained volatile over this period, and the Advisors have from time to time taken substantial positions as they have perceived market opportunities to develop. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.
         Commodities. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cocoa, cotton and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 1998.

         Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices are currently depressed, but they can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
         The  following  were  the  only   non-trading  risk  exposures  of  the
Partnership as of December 31, 1998. Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, German marks, British pounds and French francs. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.
         Securities Positions. The Partnership's only market exposure in instruments held other than for trading is in its securitites portfolio. The Partnership maintains a portion of its assets in principal amounts stripped from U.S. Treasury Bonds under the Treasury's STRIPS program. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Partnership's securities.
Qualitative Disclosures Regarding Means of Managing Risk Exposure
         The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require certain of the Advisors to close out individual positions as well as enter programs traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors' own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.

         Each Advisor applies its own risk management policies to its trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors' research of risk management often suggests ongoing modifications to their trading programs.
         As part of the General Partner's risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors' portfolio balance and trading techniques. The Advisors are required to notify the General Partner of any material changes to their programs.
         In the unlikely event that the Partnership is required to meet a margin call in excess of the cash balance in its trading accounts, SSBH will contribute up to an amount equal to the maturity value of the Zero Coupons held by the Partnership at the time of such call to the capital of the Partnership to permit it to meet its margin obligations in excess of its cash balance.

Item 8.    Financial Statements and Supplementary Data.




                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                        Number

            Oath or Affirmation                                           F-2

            Report of Independent Accountants.                            F-3

            Financial Statements:
            Statement of Financial Condition at
            December 31, 1998 and 1997.                                   F-4

            Statement  of Income  and  Expenses
            for the year  ended December  31,  1998
            and 1997  and for the  period  from
            August 9, 1996 (commencement of trading operations)
            to December 31, 1996.                                         F-5

            Statement of Partners' Capital for
            the years ended December 31, 1998, 1997
            and 1996    .                                                 F-6

            Notes to Financial Statements.                          F-7 -  F-11

                                    Continued

                               To The Limited Partners of
                              Smith Barney Principal PLUS
                                  Futures Fund L.P. II

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:  Daniel A. Dantuono, Chief Financial Officer
     Smith Barney Futures Management Inc.
     General Partner, Smith Barney Principal PLUS
        Futures Fund L.P. II

Smith Barney Futures Management Inc.
390 Greenwich Street
1st Floor
New York, N.Y.  10013
212-723-5424

                        Report of Independent Accountants

To the Partners of
   Smith Barney Principal PLUS Futures Fund L.P. II:

In our opinion, the accompanying statement of financial condition and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Smith Barney Principal PLUS Futures Fund L.P. II at December 31, 1998 and 1997, and the results of its operations for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                      PricewaterhouseCoopers LLP

New York, New York
February 26, 1999

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
                        Statement of Financial Condition
                           December 31, 1998 and 1997

                                               1998            1997

Assets:
Equity in commodity futures
    trading account:
   Cash (Note 3c)                         $ 8,835,664   $ 8,500,216
   Net unrealized appreciation on
    open futures contracts                    903,705       720,274
   Zero Coupons,  $16,838,000 and
    $18,968,000 principal amount
    in 1998 and 1997, respectively, due
    November 15, 2003, at fair value
    (amortized  cost $12,384,517 and
    $13,081,092 in 1998 and 1997,
    respectively) (Notes 1 and 2)          13,446,490    13,577,673
                                          -----------   -----------
                                           23,185,859    22,798,163
   Receivable from SSB on sale
    of Zero Coupons                           174,309       419,702
   Interest Income                             26,522          --
                                          -----------   -----------
                                          $23,386,690   $23,217,865
                                          ===========   ===========

Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions                            $    77,866   $    74,685
   Management fees                             35,086        34,365
   Incentive fees                                --           1,244
   Due to SSB (Note 6)                           --          77,269
   Other                                       37,245        30,223
  Redemptions payable                         298,339       693,875
                                          -----------   -----------
                                              448,536       911,661
                                          -----------   -----------
Partners' capital (Notes 1, 5, and 7):
  General Partner, 203 Unit equivalents
   outstanding in 1998 and 1997               276,543       238,726
  Limited Partners, 16,635 and
   18,765 Units of Limited Partnership
   Interest outstanding in 1998
   and 1997, respectively                  22,661,611    22,067,478
                                          -----------   -----------
                                           22,938,154    22,306,204
                                          $23,386,690   $23,217,865
                                          ===========   ===========

See notes to financial statements.

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
                        Statement of Income and Expenses
               for the years ended December 31, 1998 and 1997 and
            from August 9, 1996 (commencement of trading operations)
                              to December 31, 1996

                                                  1998           1997           1996
Income:
  Net gains on trading of
    commodity interests:
   Realized gains on closed positions       $ 2,741,433    $   852,313    $ 2,917,265
   Change in unrealized gains
    on open positions                           183,431        478,818        241,456
                                            -----------    -----------    -----------
                                              2,924,864      1,331,131      3,158,721
  Less, Brokerage commissions
   including clearing fees of
   $19,687, $16,092 and $6,901,
   respectively (Note 3c)                      (914,741)      (958,141)      (346,364)
                                            -----------    -----------    -----------
  Net realized and unrealized gains           2,010,123        372,990      2,812,357
  Gain on sale of Zero Coupons                   78,706         14,086           --
  Unrealized appreciation on Zero Coupons       565,392        415,817         80,764
  Interest income (Notes 2c, 3c and 6)        1,126,341      1,212,251        434,374
                                            -----------    -----------    -----------
                                              3,780,562      2,015,144      3,327,495
                                            -----------    -----------    -----------
Expenses:
  Management fees (Note 3b)                     384,863        404,339        146,507
  Incentive fees (Note 3b)                      167,031        191,624        421,541
  Other expenses                                 54,337         59,752         41,886
                                            -----------    -----------    -----------
                                                606,231        655,715        609,934
                                            -----------    -----------    -----------
Net income                                  $ 3,174,331    $ 1,359,429    $ 2,717,561
                                            ===========    ===========    ===========

Net income per Unit of Limited
  Partnership Interest and
  General Partner Unit
  equivalent (Notes 1 and 7)                $    186.29    $     68.65    $    135.20
                                            ===========    ===========    ===========

See notes to financial statements.

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
               Statement of Partners' Capital for the years ended
                        December 31, 1998, 1997 and 1996

                                                  Limited         General
                                                 Partners         Partner           Total
Partners' capital at December 31, 1995       $      1,000    $      1,000    $      2,000
Proceeds from offering of 19,896
 Units of Limited Partnership Interest
 and General Partner's
 contribution representing 202 Unit
 equivalents (Note 1)                          19,896,000         202,000      20,098,000
Offering and organization costs (Note 6)         (554,400)         (5,600)       (560,000)
                                             ------------    ------------    ------------
Opening Partnership capital for operations     19,342,600         197,400      19,540,000
Net income                                      2,690,171          27,390       2,717,561
                                             ------------    ------------    ------------
Partners' capital at December 31, 1996         22,032,771         224,790      22,257,561
Net income                                      1,345,493          13,936       1,359,429
Redemption of 1,132 Units of Limited
 Partnership Interest                          (1,310,786)           --        (1,310,786)
                                             ------------    ------------    ------------
Partners' capital at December 31, 1997         22,067,478         238,726      22,306,204
Net income                                      3,136,514          37,817       3,174,331
Redemption of 2,130 Units of Limited
 Partnership Interest                          (2,542,381)           --        (2,542,381)
                                             ------------    ------------    ------------
Partners' capital at December 31, 1998       $ 22,661,611    $    276,543    $ 22,938,154
                                             ============    ============    ============

See notes to financial statements.

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
                          Notes to Financial Statements

1. Partnership Organization:
   Smith Barney Principal PLUS Futures Fund L.P. II (the "Partnership") is a limited partnership which was organized on November 16, 1995 under the partnership laws of the State of New York. The Partnership engages in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership will maintain a portion of its assets in principal amounts stripped from U.S. Treasury Bonds under the Treasury's STRIPS program which payments are due approximately seven years from the date trading commenced ("Zero Coupons"). Between April 3, 1996 (commencement of offering period) and August 8, 1996, 19,896 Units of Limited Partnership Interest ("Units") were sold at $1,000 per Unit. The proceeds of the offering were held in an escrow account until August 9, 1996, at which time they were turned over to the Partnership for trading. The Partnership was authorized to sell 60,000 Units during the offering period of the Partnership. Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. On September 1, 1998, the Partnership's commodity broker, Smith Barney Inc., merged with Salomon Brothers Inc and changed its name to Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings, Inc. ("SSBH"), which is the sole owner of SSB. On October 8, 1998, Travelers Group Inc. merged with Citicorp Inc. and changed its name to Citigroup Inc. SSBH is a wholly owned subsidiary of Citigroup Inc.

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

2. Accounting Policies:
   a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.
   b. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.
   c. The original issue discount on the Zero Coupons is being amortized over their life using the interest method and is included in interest income.
   d. Zero Coupons are recorded in the statement of financial condition at fair value. Realized gain (loss) on the sale of Zero Coupons is determined on the amortized cost basis of the Zero Coupons at the time of sale.
                                  F-7

   e. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
3. Agreements:
   a. Limited Partnership Agreement:
      The  General   Partner   administers  the  business  and  affairs  of  the
      Partnership including selecting one or more advisors to make trading decisions for the Partnership.
   b. Management Agreements:
      The  General  Partner,  on behalf of the  Partnership,  has  entered  into
      Management Agreements with John W. Henry & Company, Inc. ("JWH") and Willowbridge Associates Inc. ("Willowbridge") (the "Advisors"), which provide that the Advisors have sole discretion in determining the investment of the assets of the Partnership allocated to each Advisor by the General Partner. As compensation for services, the Partnership is obligated to pay Willowbridge a monthly management fee of 1/6 of 1% (2% per year) of month-end Net Assets allocated to it and pay JWH a monthly management fee of 1/3 of 1% (4% per year) of month-end Net Assets allocated to it. The Partnership will also pay Willowbridge an incentive fee payable quarterly equal to 20% of New Trading Profits, as defined, earned by it for the Partnership and JWH will receive an incentive fee of 15% of the New Trading Profits.
   c. Customer Agreement:
      The Partnership has entered into a Customer Agreement which provides that the Partnership will pay SSB a monthly brokerage fee equal to 7/12 of 1% of month-end Net Assets allocated to the Advisors (7% per year) in lieu of brokerage commissions on a per trade basis. A portion of this fee is paid to employees of SSB who have sold Units of the Partnership. This fee does not include exchange, clearing, user, give-up, floor brokerage and NFA fees which will be borne by the Partnership. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership maintains a portion of these assets in Zero Coupons and a portion in cash. The Partnership's cash is deposited by SSB in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 1998 and 1997, the amount of cash held for margin requirements was $1,083,052 and $2,469,749, respectively. SSB will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the
      Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party.
4. Trading Activities:
   The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses. All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 1998 and 1997 was $903,705 and $720,274, respectively, and the average fair value during the period then ended, based on a monthly calculation, was $982,632 and $814,445, respectively.
5. Distributions and Redemptions:
   Distributions of profits, if any, will be made at the sole discretion of the General Partner. Beginning with the end of the first full quarter ending at least six months after trading commences (March 31, 1997), on 10 days' notice to the General Partner, a limited partner may require the Partnership to redeem his Units at their Redemption Net Asset Value as of the last day of a quarter. Redemption fees equal to 2% of Redemption Net Asset Value per Unit redeemed will be charged to any limited partner who redeems his Units on the first, second or third possible redemption date, and 1% on the fourth and fifth possible redemption dates. Thereafter, no redemption fee will be charged. During 1998 and 1997, SSB received redemption fees of $8,992 and $19,277. Redemption Net Asset Value differs from Net Asset Value calculated for financial reporting purposes in that the accrued liability for reimbursement of offering and organization expenses will not be included in the calculation of Redemption Net Asset Value.
6. Offering and Organization Costs:
   Offering and organization expenses of $541,205 relating to the issuance and marketing of Units offered were initially paid by SSB. The accrued liability for reimbursement of offering and organization expenses will not reduce Net Asset Value per Unit for any purpose (other than financial reporting), including calculation of advisory and brokerage fees and the redemption value of Units. Interest earned by the Partnership will be used to reimburse SSB for the offering and organization expenses of the Partnership plus interest at the prime rate quoted by the Chase Manhattan Bank until such time as such expenses are fully reimbursed. As of December 31,1998, the Partnership had reimbursed SSB for the offering and organization expenses plus interest at the prime rate quoted by Chase Manhattan Bank totaling $38,261 from interest paid to the Partnership.
7. Net Asset Value Per Unit:
   Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 1998, and 1997 and for the period from August 9, 1996 (commencement of trading operations) to December 31, 1996 were as follows:

                                    1998          1997          1996
Net realized and
 unrealized gains              $   120.90   $    18.91   $    139.92
Realized and unrealized
 gains on Zero Coupons              36.63        22.05          4.03
Interest income                     63.05        61.06         21.60
Expenses                           (34.29)      (33.37)       (30.35)
                                 ---------    ---------     ---------
Increase for period                186.29        68.65        135.20
Net asset value per Unit,
 beginning of period             1,175.99     1,107.34        972.14
                                ---------    ---------     ---------
Net asset value per Unit,
 end of period                 $ 1,362.28    $1,175.99   $  1,107.34
                                 =========    =========    =========
Redemption value per Unit,
 end of period*                $ 1,362.28    $1,180.06   $ 1,129.72
                                 =========    =========    =========

------------------
   *For the purpose of a redemption, any accrued liability for reimbursement of offering and organization expenses will not reduce redemption net asset value per Unit.
8. Guarantee:
   In the unlikely event that the Partnership is required to meet a margin call in excess of the cash balance in its trading accounts, SSBH will contribute up to an amount equal to the maturity value of the Zero Coupons held by the Partnership at the time of such call to the capital of the Partnership to permit it to meet its margin obligations in excess of its cash balance. The guarantee can only be invoked once. After the guarantee is invoked, trading will cease and the General Partner will either wait until the First Payment Date or will distribute cash and Zero Coupons to the limited partners.
9. Financial Instrument Risks:
   The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

    The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1998, the Partnership's commitment to purchase and sell these instruments was $57,847,242 and $52,605,224, respectively, as detailed below. All of these instruments mature within one year of December 31, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1998, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $903,705, as detailed below. December 31, 1998 Notional or Contractual Amount of Commitments

                               To Purchase       To Sell   Fair Value
Currencies
  -Exchange Traded Contracts   $   558,900   $   552,600   $  (6,300)
  -OTC Contracts                 3,487,638     1,291,020      24,255
Energy                                --         812,280      27,010
Grains                                --         810,535      27,312
Interest Rates U.S.              7,605,156     8,066,963     (65,138)
Interest Rates Non-U.S          44,897,799    38,932,518     818,733
Softs                              918,411       742,768      44,210
Metals                             379,338     1,396,540      33,623
                               -----------   -----------   ---------
Total                          $57,847,242   $52,605,224   $ 903,705
                               ===========   ===========   =========

   At December 31, 1997, the Partnership's commitment to purchase and sell these instruments was $103,162,990 and $65,919,874, respectively, and the fair value of the Partnership's derivatives, including options thereon, if applicable, was $720,274, as detailed below.

                                    December 31, 1997
                                Notional or Contractual
                                 Amount of Commitments

                               To Purchase       To Sell   Fair Value
Currencies
 -Exchange Traded Contracts   $       --     $ 4,026,713   $  62,013
 -OTC Contracts                  7,813,559    14,869,435     (37,009)
Energy                                --       2,381,490     165,550
Grains                           2,958,744       679,250    (102,587)
Interest Rates U.S.             27,054,925          --       163,819
Interest Rates Non-U.S          58,496,762    38,054,369     189,136
Softs                            3,987,204       842,675    (129,803)
Metals                           2,851,796     4,180,877     336,934
Indices                               --         885,065      72,221
                              ------------   -----------   ---------
Total                         $103,162,990   $65,919,874   $ 720,274
                              ============   ===========   =========


10.   New Accounting Pronouncements:
     In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives in the statement of financial condition and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 is expected to have no material impact on the financial statements of the Partnership as all commodity interests are recorded at fair value, with changes therein reported in the statement of income and expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
                  During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                    PART III
Item 10.    Directors and Executive Officers of the Registrant.
         The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions are made by the Advisors.
Item 11.    Executive Compensation.
         The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner. SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $914,741 were paid for the year ended December 31, 1998. Management fees of $384,863 were paid or payable to the Advisors for the year ended December 31, 1998. In addition, incentive fees of $167,031 were paid to the Advisors for the year ended December 31, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    (a). Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
    (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of partnership interest equivalent to 203 (1.2%) Units of Limited Partnership Interest.
    (c). Changes in control. None.

Item 13.  Certain Relationships and Related Transactions.
         Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of Item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business." and "Item 11. Executive Compensation."

                                     PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         (a)(1) Financial Statements:
                Statement of Financial Condition at December 31, 1998 and 1997. Statement of Income and Expenses for the years ended December 31, 1998 and 1997 and for period from August 9, 1996 (commencement of trading operations) to December 31, 1996. Statement of Partners' Capital for the years ended December 31, 1998, 1997 and 1996.

            (2) Financial Statement  Schedules:  Financial Data Schedule for the
                year ended December 31, 1998.

            (3)  Exhibits:

            3.1 - Limited  Partnership  Agreement  (filed as Exhibit  3.1 to the
                Registration Statement on Form S-1 (File No. 33-80723) and incorporated herein by reference).
            3.2 - Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of the State of New York (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 33-80723) and incorporated herein by reference).
            10.1- Customer  Agreement  between the  Partnership and Smith Barney
                Shearson  Inc.  (filed  as  Exhibit  10.1  to  the  Registration
                Statement on Form S-1 (File No. 33-80723) and incorporated herein by reference).
            10.3- Escrow  Instructions  relating to escrow of subscription funds
                (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 33-80723) and incorporated herein by reference).

            10.5-  Management  Agreement  among  the  Partnership,  the  General
                Partner  and John W.  Henry &  Company,  Inc.  (JWH)  (filed  as
                Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 33-80723) and incorporated herein by reference).
            10.6-  Management  Agreement  among  the  Partnership,  the  General
                Partner and Willowbridge Associates Inc. (filed as Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 33-80723) and incorporated herein by reference).
            10.7- Letters extending  Management  Agreements with John W. Henry &
                Company, Inc. and Willowbridge Associates Inc. (filed herein).

         (b)  Reports on 8-K:  None Filed.

         Supplemental Information To Be Furnished With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1999.


SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II


By:       Smith Barney Futures Management Inc.
          (General Partner)



By        /s/        David J. Vogel
          David J. Vogel, President & Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons in the capacities and on the date indicated.


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



/s/   Shelley Ullman
Shelley Ullman
Director
                                       38