Form 10-Q
period 1999-03-31
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 1999-05-14
CIK 1005335

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1999

Commission File Number 0-22489


               SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
              (Exact name of registrant as specified in its charter)


      New York                                 13-3862967
(State or other jurisdiction of               (I.R.S.Employer
 incorporation or organization)                Identification No.)

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

PART I - Financial Information:

     Item 1.    Financial Statements:
                Statement of Financial Condition
                at March 31, 1999 (unaudited)
                and December 31, 1998.                                      3

                Statement of Income and Expenses
                and Partners'  Capital for the three months
                ended March 31, 1999 and 1998
                (unaudited).                                                4

                Notes to Financial Statements
                (unaudited)                                               5 - 9

     Item 2.    Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                               10 - 13

     Item 3.    Quantitative and Qualitative Disclosures
                of Market Risk                                           14 - 15

PART II - Other Information                                                 16

                                     PART I

                          Item 1. Financial Statements


                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.II
                        STATEMENT OF FINANCIAL CONDITION

                                                         MARCH 31,  DECEMBER 31,
                                                            1999       1998
                                                     -------------   -----------
                                                       (Unaudited)
ASSETS:
Equity in commodity futures trading account:
  Cash and cash equivalents                            $ 8,241,331   $ 8,835,664
  Net unrealized appreciation
   on open futures contracts                               630,242       903,705
  Zero Coupons, $16,404,000 and $16,838,000
   principal amount in 1999 and 1998, repectively,
   due November 15, 2003 at fair value
   (amortized cost $12,258,408 and $12,384,517
    in 1999 and 1998, respectively)                     12,927,664    13,446,490
                                                       -----------   -----------

                                                        21,799,237    23,185,859
 Receivable from SSB on sale of
   Zero Coupons                                            341,567       174,309
 Interest income                                            27,202        26,522

                                                       ===========   ===========
                                                       $22,168,006   $23,386,690
                                                       ===========   ===========


LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:

 Accrued expenses:
  Commissions                                          $    72,809   $    77,866
  Management fees                                           32,555        35,086
  Other                                                     40,283        37,245
  Redemptions payable                                      567,629       298,339
                                                       -----------   -----------
                                                           713,276       448,536
Partners' Capital:

General Partner, 203 Unit
  equivalents outstanding  in 1999 and 1998                265,504       276,543
Limited Partners, 16,201 and 16,635
  Units of Limited Partnership Interest
  outstanding in 1999 and 1998, respectively            21,189,226    22,661,611
                                                       -----------   -----------

                                                        21,454,730    22,938,154
                                                       -----------   -----------

                                                       $22,168,006   $23,386,690
                                                       ===========   ===========

See Notes to Financial Statements.
                                                                   3

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        --------------------
                                                           1999          1998
  Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions       $   (185,121)   $    195,199
  Change in unrealized gains/losses on open
   positions                                           (273,463)       (154,254)
                                                    ____________    ____________

                                                        (458,584)         40,945
Less, brokerage commissions including clearing fees
  of $6,365 and $4,951, respectively                   (241,882)       (234,722)
                                                    ____________    ____________

  Net realized and unrealized losses                   (700,466)       (193,777)
  Gain on sale of Zero Coupons                            17,247          19,889
  Unrealized appreciation (depreciation)
     on Zero Coupons                                    (392,717)          6,258
  Interest income                                        275,029         300,083
                                                    ____________    ____________

                                                        (800,907)        132,453
                                                    ____________    ____________


Expenses:
  Management fees                                         99,040          98,430
  Other                                                   15,848          18,485
                                                    ------------    ------------

                                                         114,888         116,915
                                                    ____________    ____________

  Net income (loss)                                     (915,795)         15,538
  Redemptions                                           (567,629)       (899,083)
                                                    ____________    ____________

 Net decrease in Partners' capital                   (1,483,424)       (883,545)

Partners' capital, beginning of period                22,938,154      22,306,204
                                                    ____________    ____________

Partners' capital, end of period                    $ 21,454,730    $ 21,422,659
                                                    ------------    ------------

Net asset value per Unit
  (16,404 and 18,204 Units outstanding
  at March 31, 1999 and 1998, respectively)         $   1,307.90    $   1,176.81
                                                    ------------    ------------

Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent      $     (54.38)   $       0.82
                                                    ------------    ------------

See Notes To Financial Statements.
                                                                  4

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (UNAUDITED)

1.  General

           Smith Barney Principal Plus Futures Fund L.P. II (the "Partnership") was formed under the laws of the State of New York on November 16, 1995. The Partnership engages in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership maintains a portion of its assets in principal amounts stripped from U.S. Treasury Bonds under the Treasury=s STRIPS program which payments are due approximately seven years from the date trading commenced ("Zero Coupons").

           Between April 3, 1996 (commencement of offering period) and August 8, 1996, 19,896 Units of limited partnership interest were sold at $1,000 per unit. The proceeds of the offering were held in an escrow account until August 9, 1996, at which time they were turned over to the Partnership for trading.

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. The Parnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions are made for the Partnership by John W. Henry & Company, Inc. and Willowbridge Associates Inc. (collectively, the "Advisors").

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

           Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


2. Net Asset Value Per Unit:

Changes in net asset value per Unit for the three months ended March 31, 1999 and 1998 were as follows:

                                                          THREE-MONTHS ENDED
                                                               MARCH 31,
                                                     ---------         ---------
                                                          1999              1998
                                                     ---------          --------

Net realized and unrealized
 losses                                               $ (41.60)    $     (10.22)
Realized and unrealized
 gains (losses) on Zero Coupons                         (22.29)            1.38
Interest income                                          16.33            15.82
Expenses                                                 (6.82)           (6.16)
                                                      ---------        ---------

Increase (decrease) for period                          (54.38)            0.82

Net Asset Value per Unit,
 beginning of period                                   1,362.28        1,175.99
                                                      ---------       ---------

Net Asset Value per Unit,
 end of period                                       $ 1,307.90     $  1,176.81
                                                      =========       =========


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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 1999 and December 31, 1998 was $630,242 and $903,705, respectively, and the average fair value during the three and twelve months then ended based on monthly calculation, was $834,632 and $982,632, respectively.

4. Financial Instrument Risk:

         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (AOTC@). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership=s involvement in these instruments.

         At March 31, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $59,839,889 and $94,064,662, respectively, as detailed below. All of these instruments mature within one year of March 31, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $630,242, as detailed below.

                                                    MARCH 31, 1999
                                                NOTIONAL OR CONTRACTUAL
                                                AMOUNT OF COMMITMENTS

                                      TO PURCHASE        TO SELL      FAIR VALUE

Currencies
- Exchange Traded Contracts           $ 1,452,000    $14,386,350    $   167,530
- OTC Contracts                         1,945,315     12,192,925         46,726
Energy                                  3,696,667              -        277,563
Grains                                  1,951,370        397,434        (27,269)
Interest Rates U.S.                             -     27,589,183        115,608
Interest Rates Non U.S.                45,501,162     33,641,592        (91,385)
Livestock                                       -        279,730           (110)
Softs                                   1,948,688      1,057,962         51,224
Metals                                    824,220      4,519,486        (36,904)
Indices                                 2,520,467              -        127,259
                                      -----------    -----------    -----------

Totals                                $59,839,889    $94,064,662    $   630,242
                                      ===========    ===========    ===========

         At December 31, 1998, the Partnership's commitment to purchase and Partnership's commitment to purchase and sell these instruments was $57,847,242 and $52,605,224, respectively, and, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $903,705, as detailed below.

                                                    DECEMBER 31, 1998
                                                NOTIONAL OR CONTRACTUAL
                                                 AMOUNT OF COMMITMENTS

                                      TO PURCHASE        TO SELL      FAIR VALUE

Currencies
 - Exchange Traded Contracts          $   558,900    $   552,600    $    (6,300)
 - OTC Contracts                        3,487,638      1,291,020         24,255
Energy                                          -        812,280         27,010
Grains                                          -        810,535         27,312
Interest Rates U.S.                     7,605,156      8,066,963        (65,138)
Interest Rates Non U.S.                44,897,799     38,932,518        818,733
Softs                                     918,411        742,768         44,210
Metals                                    379,338      1,396,540         33,623
                                      -----------    -----------    -----------

Total                                 $57,847,242    $52,605,224    $   903,705
                                      ===========    ===========    ===========


                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposit normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred during the first quarter of 1999.

         The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the three months ended March 31, 1999, Partnership capital decreased 6.5% from $22,938,154 to $21,454,730. This decrease was attributable to net loss from operations of $915,795 coupled with the redemption of 434 Units totalling $567,629 for the three months ended March 31, 1999. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

         During the first quarter ending March 31, 1999, the Partnership's net asset value per Unit decreased 4.0% from $1,362.28 to $1,307.90, as compared to an increase of 0.1% in the first quarter of 1998. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 1999 of $458,584. Losses were primarily attributable to the trading of commodity futures in currencies, non-U.S interest rates, metals, livestock and softs partially offset by gains in energy, grains, U.S. interest rates and indices. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1998 40,945. Gains were primarily attributable to the trading of commodity futures in non-U.S interest rates.and energy and were partially offset by losses in currencies, grains, metals, U.S. interest rates, indices and softs.

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

         Interest Income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income decreased by $25,054 for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The decrease in interest income is primarily due to the effect of net redemptions on the Partnership's equity maintained in cash during 1999.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset value. Brokerage commissions and fees for the three months ended March 31, 1999 increased by $7,160 as compared to the corresponding period in 1998.

         Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees increased by $610 as compared to the corresponding period in 1998.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three months ended March 31, 1999 or 1998.

  Item 3.Quantitative and Qualitative Disclosures of Market Risk

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 1999, the Partnership's total capitalization was $21,454,730. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.



                                 March 31, 1999

                                                            % of Total
Market Sector                        Value at Risk       Capitalization

Currencies                              $  477,760              2.24%
Energy                                     277,600              1.29%
Grains                                      69,300              0.32%
Interest rates U.S.                        274,100              1.28%
Interest rates Non-U.S                     381,614              1.78%
Livestock                                    6,325              0.03%
Metals                                     116,800              0.54%
Softs                                      167,067              0.78%
Indices                                    286,160              1.33%
                                        ----------               ----

Total                                   $2,056,726              9.59%
                                        ==========               ====


                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings

     For information concerning a purported class action against numerous broker-dealers including Salomon Smith Barney, see the description that appears in the sixth paragraph under the caption Item 3. "Legal Proceedings" of the Form 10-K for the year ending December 31, 1998. SSBH has filed a motion to dismiss the amended complaint.

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

By:      /s/   David J. Vogel
         David J. Vogel, President


Date:     5/14/99

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:      Smith Barney Futures Management Inc.
         (General Partner)


By:      /s/   David J. Vogel
         David J. Vogel, President


Date:     5/14/99


By       /s/ Daniel A. Dantuono
         Daniel A. Dantuono
         Chief Financial Officer and
         Director


Date:     5/14/99