Form 10-Q
period 1999-06-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 1999-08-13
CIK 1005335

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 1999

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
         Statement of Financial Condition
         at June 30, 1999 (unaudited)
         and December 31, 1998.                                3

         Statement of Income and Expenses
         and Partners' Capital for the three
         and six months ended June 30, 1999
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

                                     PART I

                          Item 1. Financial Statements


                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.II
                        STATEMENT OF FINANCIAL CONDITION



                                                      June 30,      December 31,
                                                      1999             1998
                                                     ----------    -----------
                                                    (Unaudited)
ASSETS:
Equity in commodity futures trading account:
  Cash                                               $ 8,594,209   $ 8,835,664
  Net unrealized appreciation
   on open futures contracts                           1,538,476       903,705
  Zero Coupons, $16,045,000 and $16,838,000
   principal amount in 1999 and 1998, repectively,
   due November 15, 2003 at market value
   (amortized cost $12,184,183 and $12,384,517
    in 1999 and 1998, respectively)                   12,485,417    13,446,490
                                                     -----------   -----------

                                                      22,618,102    23,185,859
 Receivable from SSB on sale of
   Zero Coupons                                          279,000       174,309
 Interest income                                          26,344        26,522

                                                     ===========   ===========
                                                     $22,923,446   $23,386,690
                                                     ===========   ===========


LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:

 Accrued expenses:
  Commissions                                        $    80,160   $    77,866
  Management fees                                         35,850        35,086
  Incentive fees                                          20,500             0
  Other                                                   34,371        37,245
  Redemptions payable                                    497,937       298,339
                                                     -----------   -----------
                                                         668,818       448,536
Partners' Capital:

General Partner, 203 Unit
  equivalents outstanding  in 1999 and 1998              281,563       276,543
Limited Partners, 15,842 and 16,635
  Units of Limited Partnership Interest
  outstanding in 1999 and 1998, respectively          21,973,065    22,661,611
                                                     -----------   -----------

                                                      22,254,628    22,938,154
                                                     -----------   -----------

                                                     $22,923,446   $23,386,690
                                                     ===========   ===========


See Notes to Financial Statements.
                             3

                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                        --------------------------------------------------------------
                                                              1999            1998          1999           1998
                                                        -------------    ------------   ------------   ---------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions            $    860,211    $   (510,974)   $    675,090    $   (315,775)
  Change in unrealized gains/losses on open
   positions                                                  908,234        (541,000)        634,771        (695,254)
                                                         ------------    ------------    ------------    ------------
                                                            1,768,445      (1,051,974)      1,309,861      (1,011,029)
Less, brokerage commissions including clearing fees of
  $6,808, $6,318, $13,173 and $11,269, respectively          (247,640)       (206,704)       (489,522)       (441,426)
                                                         ------------    ------------    ------------    ------------
  Net realized and unrealized gains (losses)                1,520,805      (1,258,678)        820,339      (1,452,455)
  Gain on sale of Zero Coupons                                  6,384          30,220          23,631          50,109
  Unrealized appreciation (depreciation)
  on Zero Coupons                                            (368,022)         96,819        (760,739)        103,077
  Interest income                                             276,451         277,977         551,480         578,060
                                                         ------------    ------------    ------------    ------------

                                                            1,435,618        (853,662)        634,711        (721,209)
                                                         ------------    ------------    ------------    ------------

Expenses:
  Management fees                                             103,020          86,369         202,060         184,799
  Other                                                        14,263          16,436          30,111          34,921
  Incentive fees                                               20,500            --            20,500               0
                                                         ------------    ------------    ------------    ------------
                                                              137,783         102,805         252,671         219,720
                                                         ------------    ------------    ------------    ------------
  Net income (loss)                                         1,297,835        (956,467)        382,040        (940,929)
  Redemptions                                                (497,937)     (1,061,311)     (1,065,566)     (1,960,394)
                                                         ------------    ------------    ------------    ------------
  Net increase (decrease) in Partners' capital                799,898      (2,017,778)       (683,526)     (2,901,323)
Partners' capital, beginning of period                     21,454,730      21,422,659      22,938,154      22,306,204
                                                         ------------    ------------    ------------    ------------
Partners' capital, end of period                         $ 22,254,628    $ 19,404,881    $ 22,254,628    $ 19,404,881
                                                         ------------    ------------    ------------    ------------
Net asset value per Unit
  (16,045 and 17,260 Units outstanding
  at June 30, 1999 and 1998, respectively)               $   1,387.01    $   1,124.27    $   1,387.01    $   1,124.27
                                                         ------------    ------------    ------------    ------------
Net gain (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent           $      79.11    $     (52.54)   $      24.73    $     (51.72)
                                                         ------------    ------------    ------------    ------------


See Notes To Financial Statements.
                                        4

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (UNAUDITED)

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

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 1999 and the results of its operations for the three and six months ended June 30, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)


2. Net Asset Value Per Unit:

Changes in net asset value per Unit for the three and six months ended June 30, 1999 and 1998 were as follows:


                                      THREE-MONTHS ENDED         SIX-MONTHS ENDED
                                          JUNE  30,                  JUNE 30,
                                        1999        1998         1999        1998
                                    ----------------------    --------------------
Net realized and unrealized
 gains (losses)                 $      92.71 $     (69.14)$      51.11 $     (79.36)
Realized and unrealized gains
 (losses) on Zero Coupons             (22.05)        6.98       (44.34)        8.36
Interest income                        16.85        15.27        33.18        31.09
Expenses                               (8.40)       (5.65)      (15.22)      (11.81)
                                    ---------    ---------    ---------    ---------

Increase (decrease) for
 period                                79.11       (52.54)       24.73       (51.72)

Net Asset Value per Unit,
  beginning of period               1,307.90     1,176.81     1,362.28     1,175.99
                                   ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period                 $   1,387.01 $   1,124.27 $   1,387.01 $   1,124.27
                                   =========    =========    =========    =========


3. Trading Activities:

         The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership=s trading activity are shown in the statement of income and expenses.

         The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 1999 and December 31, 1998 was $1,538,476 and $903,705, respectively, and the average fair value during the six and twelve months then ended based on monthly calculation, was $1,111,531 and $982,632, respectively.
                              6

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

         Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership=s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

         The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.
                                   7

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership=s involvement in these instruments.

         At June 30, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $11,613,422 and $197,171,656, respectively, as detailed below. All of these instruments mature within one year of June 30, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $1,538,476, as detailed below.

                                   JUNE 30, 1999
                                 NOTIONAL OR CONTRACTUAL
                                 AMOUNT OF COMMITMENTS
                               TO PURCHASE      TO SELL       FAIR VALUE
Currencies
- Exchange Traded Contracts   $  1,365,000   $ 14,554,000   $     65,700
- OTC Contracts                    130,125     12,592,964        138,307
Energy                           4,747,898           --          269,994
Grains                             142,000        789,144          4,531
Interest Rates U.S.                   --       45,405,445        160,283
Interest Rates Non U.S.               --      119,141,453        635,205
Livestock                          522,240        448,400         75,860
Metals                           1,913,420      3,526,865        153,320
Softs                              789,354        713,385          8,938
Indices                          2,003,385           --           26,338
                              ------------   ------------   ------------

Totals                        $ 11,613,422   $197,171,656   $  1,538,476
                              ============   ============   ============

         At December 31, 1998, the Partnership's commitment to purchase and sell these instruments was $57,847,242 and $52,605,224, respectively, and, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $903,705, as detailed below.

                                  DECEMBER 31, 1998
                                 NOTIONAL OR CONTRACTUAL
                                  AMOUNT OF COMMITMENTS
                               TO PURCHASE      TO SELL    FAIR VALUE

Currencies
 - Exchange Traded Contracts   $   558,900   $   552,600   $    (6,300)
 - OTC Contracts                 3,487,638     1,291,020        24,255
Energy                                --         812,280        27,010
Grains                                --         810,535        27,312
Interest Rates U.S.              7,605,156     8,066,963       (65,138)
Interest Rates Non U.S.         44,897,799    38,932,518       818,733
Metals                             379,338     1,396,540        33,623
Softs                              918,411       742,768        44,210
                               -----------   -----------   -----------

Total                          $57,847,242   $52,605,224   $   903,705
                               ===========   ===========   ===========

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposit normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred during the second quarter of 1999.

         The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the six months ended June 30, 1999, Partnership capital decreased 3.0% from $22,938,154 to $22,254,628. This decrease was attributable to the redemption of 793 Units totalling $1,065,566 partially offset by a net gain from operations of $382,040 for the six months ended June 30, 1999. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

                  The General Partner, SSB, SSBH and their parent organization Citigroup Inc. have undertaken a comprehensive, firm-wide evaluation of both internal and external systems (systems related to third parties) to determine the specific modifications needed to prepare for the year 2000. The combined Year 2000 program in SSB is expected to cost approximately $140 million over the four years from 1996 through 1999, and has involved over 450 people. As of June 30, 1999, SSB has completed all compliance and certification work.

                  The systems and components supporting the General Partner's business that require remediation have been brought into Year 2000 compliance. Final testing and certification was completed as of June 30, 1999.

                  This expenditure and the General Partner's resources dedicated to the preparation for Year 2000 do not and will not have a material impact on the operation or results of the Partnership.

                  The General Partner has received statements from the Advisors that they have completed their Year 2000 remediation program.

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

                  SSB has successfully participated in industry-wide testing including: The Streetwide Beta Testing organized by the Securities Industry Association (SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and Futures Industry Association participants test. The firm also participated in the streetwide testing that was conducted from March through May 1999.

                  It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH for which SSBH could experience a secondary effect. Consequently, SSBH has prepared comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.
                              11

                  The goal of year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure by a supplier of counterparty. Planning work was completed in January 1999, and testing of alternative procedures will be completed in the third and fourth quarter of 1999.

Results of Operations

         During the Partnership's second quarter of 1999, the net asset value per unit increased 6.0% from $1,307.90 to $1,387.01 as compared to a decrease of 4.5% in the second quarter of 1998. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 1999 of $1,768,445. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, livestock, indices and metals and were partially offset by losses recognized in trading of grains and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 1998 of $1,051,974. These losses were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, indices and metals and were partially offset by gains in softs.

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

         Interest Income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income decreased by $1,526 and $26,580, respectively, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The decrease in interest income is primarily due to the effect of net redemptions on the Partnership's equity maintained in cash during 1999.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset value. Brokerage commissions and fees for the three and six months ended June 30, 1999 increased by $40,936 and $48,096, respectively, as compared to the corresponding periods in 1998.

         Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees increased by $16,651 and $17,261, respectively, as compared to the corresponding periods in 1998.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 1999 resulted in incentive fees of $20,500. There were no incentive fees earned for the three and six months ended June 30, 1998.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 1999, the Partnership's total capitalization was $22,254,628. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.


                        June 30, 1999
                                        % of Total
Market Sector           Value at Risk  Capitalization

Currencies                $  392,726      1.77%
Energy                       308,000      1.38%
Grains                        34,700      0.16%
Interest rates U.S.          258,900      1.16%
Interest rates Non-U.S       717,179      3.22%
Livestock                     20,800      0.09%
Metals                       154,500      0.70%
Softs                         85,366      0.38%
Indices                      144,046      0.65%
                          ----------       ----

Total                     $2,116,217      9.51%
                          ==========      ====

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings

               For information concerning a purported class action against numerous broker-dealers including Salomon Smith Barney, see the description that appears in the sixth paragraph under the caption Item
          3. "Legal Proceedings" on Form 10-K for the year ending December 31, 1998. SSBH has filed a motion to dismiss the amended complaint

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

Date:  8/13/99

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:   Smith Barney Futures Management Inc.
           (General Partner)


By:   /s/ David J. Vogel, President
          David J. Vogel, President


Date:  8/13/99


By     /s/ Daniel A. Dantuono
           Daniel A. Dantuono
           Chief Financial Officer and
           Director

Date:  8/13/99