Form 10-Q
period 1999-09-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 1999-11-15
CIK 1005335

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1999

Commission File Number 0-22489


               SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
(Exact name of registrant as specified in its  charter)


      New York                            13-3862967
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)              Identification No.)

                     c/o Smith Barney Futures Management LLC
                           390 Greenwich St. - 1st Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)

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

                                                                       Page
                                                                      Number

PART I - Financial Information:

  Item 1.  Financial Statements:
           Statement of Financial Condition at
           September 30, 1999 and December 31, 1998
           (unaudited).                                                 3

           Statement of Income and Expenses and Partners'  Capital
           for the three and nine months ended September 30, 1999
           and 1998 (unaudited).                                        4

           Notes to Financial Statements
           (unaudited)                                                5 - 9

 Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                                10 - 13

 Item 3.   Quantitative and Qualitative Disclosures
           of Market Risk                                            14 - 15

PART II - Other Information                                             16

                                     PART I

                          Item 1. Financial Statements


                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.II
                        STATEMENT OF FINANCIAL CONDITION
                              (Unaudited)

                                                    September 30,  DECEMBER 31,
                                                         1999           1998
                                                    ------------   ------------
ASSETS:

Equity in commodity futures trading account:
  Cash                                               $ 8,389,558   $ 8,835,664
  Net unrealized appreciation
   on open futures contracts                             518,000       903,705
  Zero Coupons, $15,753,000 and $16,838,000
   principal amount in 1999 and 1998, repectively,
   due November 15, 2003 at market value
   (amortized cost $12,158,191 and $12,384,517
    in 1999 and 1998, respectively)                   12,375,714    13,446,490
                                                    ------------   -----------

                                                      21,283,272    23,185,859
 Receivable from SSB on sale of
   Zero Coupons                                          228,391       174,309
 Interest income                                          26,869        26,522

                                                    -----------    -----------
                                                     $21,538,532   $23,386,690
                                                    ============    ===========


LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:

 Accrued expenses:
 Commissions                                         $    73,016   $    77,866
 Management fees                                          32,368        35,086
 Other                                                    43,104        37,245
 Redemptions payable                                     389,274       298,339
                                                     -----------   -----------
                                                         537,762       448,536
                                                     -----------   -----------
Partners' Capital:

General Partner, 203 Unit
  equivalents outstanding  in 1999 and 1998              270,625       276,543
Limited Partners, 15,550 and 16,635
  Units of Limited Partnership Interest
  outstanding in 1999 and 1998, respectively          20,730,145    22,661,611
                                                    ------------   -----------
                                                      21,000,770    22,938,154
                                                    ------------    -----------
                                                     $21,538,532   $23,386,690
                                                     ===========    ===========

See Notes to Financial Statements.

                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                         ----------------------------    ----------------------------
                                                              1999             1998            1999           1998
                                                         ----------------------------    ----------------------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains on closed positions                     $    303,764    $    968,868    $    978,854    $    653,093
  Change in unrealized gains/losses on open
   positions                                               (1,020,476)      3,241,534        (385,705)      2,546,280
                                                         ------------    ------------    ------------    ------------
                                                             (716,712)      4,210,402         593,149       3,199,373
Less, brokerage commissions including clearing fees of
  $6,628, $5,150, $19,441 and $16,419, respectively          (242,734)       (229,377)       (732,256)       (670,803)
                                                         ------------    ------------    ------------    ------------
  Net realized and unrealized gains (losses)                 (959,446)      3,981,025        (139,107)      2,528,570
  Gain on sale of Zero Coupons                                  3,025          15,365          26,656          65,474
  Unrealized appreciation (depreciation)
  on Zero Coupons                                             (83,711)        718,876        (844,450)        821,953
  Interest income                                             285,400         274,572         836,880         852,632
                                                         ------------    ------------    ------------    ------------
                                                             (754,732)      4,989,838        (120,021)      4,268,629
                                                         ------------    ------------    ------------    ------------

Expenses:
  Management fees                                             101,119          97,092         303,179         281,891
  Incentive fees                                                 --           167,031          20,500         167,031
  Other                                                         8,733          13,485          38,844          48,406
                                                         ------------    ------------    ------------    ------------
                                                              109,852         277,608         362,523         497,328
                                                         ------------    ------------    ------------    ------------

  Net income (loss)                                          (864,584)      4,712,230        (482,544)      3,771,301
  Redemptions                                                (389,274)       (283,648)     (1,454,840)     (2,244,042)
                                                         ------------    ------------    ------------    ------------
  Net increase (decrease) in Partners' capital             (1,253,858)      4,428,582      (1,937,384)      1,527,259
Partners' capital, beginning of period                     22,254,628      19,404,881      22,938,154      22,306,204
                                                         ------------    ------------    ------------    ------------
Partners' capital, end of period                         $ 21,000,770    $ 23,833,463    $ 21,000,770    $ 23,833,463
                                                         ------------    ------------    ------------    ------------
Net asset value per Unit
  ( 15,753 and 17,057 Units outstanding
  at September 30, 1999 and 1998, respectively)          $   1,333.13    $   1,397.28    $   1,333.13    $   1,397.28
                                                         ------------    ------------    ------------    ------------
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent           $     (53.88)   $     273.01    $     (29.15)   $     221.29
                                                         ------------    ------------    ------------    ------------


See Notes to Financial Statements
                                                                            4

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (UNAUDITED)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company. The Parnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions are made for the Partnership by John W. Henry & Company, Inc. and Willowbridge Associates Inc. (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 1999 and December 31, 1998 (unaudited) and the results of its operations for the three and nine months ended September 30, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the Partnership=s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and nine months ended September 30, 1999 and 1998 were as follows:


                                       THREE-MONTHS ENDED     NINE-MONTHS ENDED
                                          SEPTEMBER 30,           SEPTEMBER
                                        1999        1998        1999       1998
                                     ---------------------  -------------------
Net realized and unrealized
 gains (losses)                  $   (59.80)  $  230.66   $   (8.69)    $151.30
Realized and unrealized gains
 (losses) on Zero Coupons             (5.03)      42.54      (49.37)      50.90
Interest income                       17.79       15.90       50.97       46.99
Expenses                              (6.84)     (16.09)     (22.06)     (27.90)
                                   --------    --------    --------    ---------

Increase (decrease) for
 period                              (53.88)     273.01      (29.15)     221.29

Net Asset Value per Unit,
  beginning of period              1,387.01    1,124.27    1,362.28    1,175.99
                                  --------    --------     --------    --------

Net Asset Value per Unit,
  end of period                  $ 1,333.13  $ 1,397.28   $1,333.13  $ 1,397.28
                                  =========    ========    ========   =========


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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 1999 and December 31, 1998 was $518,000 and $903,705, respectively, and the average fair value during the nine and twelve months then ended based on monthly calculation, was $1,067,426 and $982,632, respectively.

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

         Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership=s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership=s assets is SSB.

         The General Partner monitors and controls the Partnership=s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership=s involvement in these instruments.

         At September 30, 1999, the notional or contractual amounts of the Partnership=s commitment to purchase and sell these instruments was $86,391,194 and $83,407,383, respectively, as detailed below. All of these instruments mature within one year of September 30, 1999. However, due to the nature of the Partnership=s business, these instruments may not be held to maturity. At September 30, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $518,000, as detailed below.

                                 SEPTEMBER 30, 1999
                                     (Unaudited)
                               NOTIONAL OR CONTRACTUAL
                               AMOUNT OF COMMITMENTS
                              TO PURCHASE      TO SELL     FAIR VALUE

Currencies
- Exchange Traded Contracts   $ 7,715,262   $ 2,367,337   $ 133,075
- OTC Contracts                10,932,213     1,626,997      19,887
Energy                          5,024,126          --       286,296
Grains                               --            --          --
Interest Rates U.S.            21,843,650     3,971,438     (21,275)
Interest Rates Non-U.S         35,428,942    73,345,278      71,521
Livestock                       1,133,940          --        (3,440)
Metals                            815,376       208,798       1,121
Softs                           3,497,685     1,096,550      40,971
Indices                              --         790,985     (10,156)
                              -----------   -----------   ---------

Totals                        $86,391,194   $83,407,383   $ 518,000
                              ===========   ===========   =========

         At December 31, 1998, the Partnership's commitment to purchase and sell these instruments was $57,847,242 and $52,605,224, respectively, and, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $903,705, as detailed below.

                                  DECEMBER 31, 1998
                                     (Unaudited)
                               NOTIONAL OR CONTRACTUAL
                               AMOUNT OF COMMITMENTS
                               TO PURCHASE     TO SELL     FAIR VALUE

Currencies
 - Exchange Traded Contracts   $   558,900   $   552,600   $  (6,300)
 - OTC Contracts                 3,487,638     1,291,020      24,255
Energy                                --         812,280      27,010
Grains                                --         810,535      27,312
Interest Rates U.S.              7,605,156     8,066,963     (65,138)
Interest Rates Non-U.S          44,897,799    38,932,518     818,733
Metals                             379,338     1,396,540      33,623
Softs                              918,411       742,768      44,210
                               -----------   -----------   ---------

Total                          $57,847,242   $52,605,224   $ 903,705
                               ===========   ===========   =========

                               PART I
Item 2. Management=s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred during the third quarter of 1999.

         The Partnership=s capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the nine months ended September 30, 1999, Partnership capital decreased 8.4% from $22,938,154 to $21,000,770. This decrease was attributable to the redemption of 1,085 Units totalling $1,454,840 coupled with a net loss from operations of $482,544 for the nine months ended September 30, 1999. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

                  The General Partner has received statements from the Advisors that they have completed their Year 2000 remediation programs.

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

                  SSB has successfully participated in industry-wide testing including: The Streetwide Beta Testing organized by the Securities Industry Association (SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and the Futures Industry Association participants test. The firm also participated in the streetwide testing that was conducted from March through May 1999.

                  It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH and the General Partner for which SSBH or the General Partner could experience a secondary effect. Consequently, SSBH and the General Partner have prepared comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.

                  The goal of year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure by a supplier or counterparty. Planning work was completed in January 1999, and testing of alternative procedures will be completed in the third and fourth quarters of 1999.

Results of Operations

         During the Partnership's third quarter of 1999, the net asset value per unit decreased 3.9% from $1,387.01 to $1,333.13 as compared to an increase of 24.3% in the third quarter of 1998. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 1999 of $716,712. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. interest rates, softs, metals and indices and were partially offset by gains in livestock, non - U.S. interest rates and energy. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 1998 of $4,210,402. Gains were recognized in the trading of commodity futures in currencies, energy, softs, U.S. and non-U.S. interest rates and were partially offset by losses in grains, metals, and indices.

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

         Interest Income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income increased by $10,828 for the three months ended September 30, 1999 and decreased by $15,752 for the nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The decrease in interest income is primarily due to the effect of net redemptions on the Partnership's equity maintained in cash during 1999.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset value. Brokerage commissions and fees for the three and nine months ended September 30, 1999 increased by $13,357 and $61,453, respectively, as compared to the corresponding periods in 1998.

         Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees increased by $4,027 and $21,288, respectively, as compared to the corresponding periods in 1998.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 1999 resulted in incentive fees of $0 and $20,500, respectively. Trading performance for the three and nine months ended September 30, 1998 resulted in incentive fees of $167,031.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 1999, the Partnership's total capitalization was $21,000,770. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.

                               September 30, 1999
                                   (Unaudited)
                                              % of Total
Market Sector                Value at Risk   Capitalization

Currencies
 - OTC Contracts                $  203,067      0.97%
  - Exchange Traded Contracts      111,744      0.53%
Energy                             305,000      1.45%
Interest rates U.S.                116,500      0.56%
Interest rates Non-U.S             632,034      3.01%
Livestock                           24,000      0.12%
Metals                             250,600      1.19%
Softs                               63,938      0.30%
Indices                             39,504      0.19%
                                ----------      ----

Total                           $1,746,387      8.32%
                                ==========      ====

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

         For information concerning the suit filed by Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corporation, see the description that appears in the second and third paragraphs under the caption Item 3. "Legal Proceedings" on Form 10-K for the year ended December 31, 1998. In October 1999, plaintiffs filed a petition for certiorari with the U. S. Supreme Court. The petition seeks review of the U.S. Court of Appeals for the Seventh Circuit's decision reversing the denial of defendants' motion for summary judgment and dismissing the sole remaining ERISA claim against the Company.

         For information concerning a purported class action in Florida against numerous broker-dealers including Salomon Smith Barney Inc. ("SSB"), see the description that appears in the sixth paragraph under the caption Item 3. "Legal Proceedings" on Form 10-K for the year ending December 31, 1998. In October 1999, plaintiff filed a second amended complaint.

         In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). Plaintiffs allege that, while acting as their prime broker SSB breached its contracts with plaintiffs, converted plaintiffs' monies, and engaged in tortious conduct, including breaching its fiduciary duties. In October 1999, the Court granted in part and denied in part SSB's motion to dismiss the complaint. The court dismissed plaintiffs' tort claims, including the breach of fiduciary duty claims, but allowed the breach of contract and conversion claims to stand. The Company intends to contest this lawsuit vigorously.


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


By:   Smith Barney Futures Management LLC
     (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President

Date:  11/12/99

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:   Smith Barney Futures Management LLC
           (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President


Date:  11/12/99


By    /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and
      Director

Date:  11/12/99