Form 10-Q
period 2000-03-31
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 2000-05-12
CIK 1005335

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 2000

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

                                                                Page
                                                                Number

PART I - Financial Information:

 Item 1.  Financial Statements:
          Statement of Financial Condition at
          March 31, 2000 and December 31, 1999
          (unaudited).                                           3

          Statement of Income and Expenses
          and Partners' Capital for the three
          months ended March 31, 2000
          and 1999 (unaudited).                                  4

          Notes to Financial Statements
          (unaudited)                                          5 - 8

 Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                           9 - 10

 Item 3.  Quantitative and Qualitative Disclosures
          of Market Risk                                      11 - 12

PART II - Other Information                                   13 - 15

                                     PART I

                          Item 1. Financial Statements

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.II
                        STATEMENT OF FINANCIAL CONDITION
                                  (Unaudited)


                                                       March 31,    December 31,
                                                         2000           1999

ASSETS:

Equity in commodity futures trading account:
  Cash                                                $ 5,276,933    $ 6,813,826
  Net unrealized appreciation
   on open futures contracts                              711,162        313,668
  Zero coupons, $14,252,000 and
  $15,341,000 principal
   amount in 2000 and 1999, respectively,
   due November 15, 2003 at market value
   (amortized cost $11,360,143 and
   $12,033,954 in 2000 and
   1999, respectively)                                 11,372,954     12,011,850
                                                      -----------    -----------
                                                       17,361,049     19,139,344
 Receivable from SSB on sale of
   zero coupons                                           867,040        322,229
 Interest income                                           21,917         24,463
                                                      -----------    -----------
                                                      $18,250,006    $19,486,036
                                                      ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                         $    53,965    $    62,619
  Management fees                                          23,567         27,821
  Other                                                    48,762         42,336
  Redemptions payable                                   1,286,534        506,158
                                                      -----------    -----------
                                                        1,412,828        638,934
                                                      -----------    -----------
Partners' Capital:

General Partner, 203 Unit equivalents
  outstanding  in 2000 and 1999                           239,822        249,394
Limited Partners, 14,049 and 15,138 Units of
  Limited Partnership Interest outstanding
  in 2000 and 1999, respectively                       16,597,356     18,597,708
                                                      -----------    -----------
                                                       16,837,178     18,847,102
                                                      -----------    -----------
                                                      $18,250,006    $19,486,036
                                                      ===========    ===========


See Notes to Financial Statements.

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                 -------------------------------
                                                      2000               1999
                                                 ------------    ---------------
Income:
  Net losses on trading of commodity
   futures:
  Realized losses on closed positions            $ (1,136,951)   $   (185,121)
  Change in unrealized gains (losses) on open
   positions                                          397,494        (273,463)
                                                 ------------    ------------
                                                     (739,457)       (458,584)
Less, brokerage commissions including
  clearing fees of $8,179 and
  $6,365, respectively                               (190,866)       (241,882)
                                                 ------------    ------------
  Net realized and unrealized losses                 (930,323)       (700,466)
  Gain (loss) on sale of zero coupons                    (992)         17,247
  Unrealized appreciation (depreciation)
     on zero coupons                                   34,915        (392,717)
  Interest income                                     261,325         275,029
                                                 ------------    ------------
                                                     (635,075)       (800,907)
                                                 ------------    ------------

Expenses:
  Management fees                                      76,159          99,040
  Other expenses                                       12,156          15,848
                                                 ------------    ------------
                                                       88,315         114,888
                                                 ------------    ------------
  Net loss                                           (723,390)       (915,795)
  Redemptions                                      (1,286,534)       (567,629)
                                                 ------------    ------------
  Net decrease in Partners' capital                (2,009,924)     (1,483,424)
Partners' capital, beginning of period             18,847,102      22,938,154
                                                 ------------    ------------
Partners' capital, end of period                 $ 16,837,178    $ 21,454,730
                                                 ------------    ------------
Net asset value per Unit
  (14,252 and 16,404 Units outstanding
  at March 31, 2000 and 1999, respectively)      $   1,181.39    $   1,307.90
                                                 ------------    ------------
Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent   $     (47.15)   $     (54.38)
                                                 ------------    ------------

See Notes To Financial Statements.

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (UNAUDITED)

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

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2000 and December 31, 1999 and the results of its operations for the three months ended March 31, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.     Net Asset Value Per Unit:

         Changes in net asset value per Unit for the three months ended March 31, 2000 and 1999 were as follows:

                                        THREE-MONTHS ENDED
                                             MARCH 31,
                                        2000            1999

Net realized and unrealized
 losses                             $  (60.64)   $  (41.60)
Realized and unrealized
 appreciation(depreciation) on
 Zero Coupons                            2.22       (22.29)
Interest income                         17.03        16.33
Expenses                                (5.76)       (6.82)
                                     ---------    ---------

Decrease for period                    (47.15)      (54.38)
Net Asset Value per Unit,
 beginning of period                 1,228.54     1,362.28
                                    ---------    ---------

Net Asset Value per Unit,
 end of period                    $  1,181.39   $ 1,307.90
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the periods ended March 31, 2000 and December 31, 2000, based on a monthly calculation, was $637,798 and $855,578, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2000 and December 31, 1999, was $711,162 and $313,668, respectively, as detailed below.


                                      Fair Value
                               March 31,    December 31,
                                 2000          1999

Currency:
- Exchange Traded Contracts   $ 229,650    $  83,435
- OTC                           (78,427)     (72,633)
Energy                           11,953       41,632
Grains                          110,367       (3,896)
Interest Rates U.S.             230,381      163,531
Interest Rates Non-U.S          219,053      (42,138)
Livestock                        13,170       (4,260)
Metals                           16,335       53,025
Softs                           (63,196)      74,572
Indices                          21,876       20,400
                              ---------    ---------

Total                         $ 711,162    $ 313,668
                              =========    =========


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

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred during the first quarter of 2000.

         The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the three months ended March 31, 2000, Partnership capital decreased 10.7% from $18,847,102 to $16,837,178. This decrease was attributable to the redemption of 1,089 Units totalling $1,286,534 coupled with a net loss from operations of $723,390 for the three months ended March 31, 2000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

         During the Partnership's first quarter of 2000, the net asset value per unit decreased 3.8% from $1,228.54 to $1,181.39 as compared to a decrease of 4.0% in the first quarter of 1999. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2000 of $739,457. Losses were primarily attributable to the trading of commodity futures in currencies, livestock, non-U.S. interest rates, softs, metals and indices and were partially offset by gains in grains, U.S. interest rates and energy. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 1999 of $458,584. Losses were recognized in the trading of commodity futures in non-U.S. interest rates, currencies, metals, livestock and softs and were partially offset by gains in grains, energy, U.S. interest rates and indices.

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

         Interest Income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income decreased by $13,704 for the three months ended March 31, 2000 as compared to the corresponding period in 1999. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's equity maintained in cash during 2000.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset value. Brokerage commissions and fees for the three months ended March 31, 2000 decreased by $51,016 as compared to the corresponding period in 1999.

         Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees decreased by $22,881 as compared to the corresponding period in 1999.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three months ended March 31, 2000 or 1999.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

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

         Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2000, the Partnership's total capitalization was $16,837,178. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.


                                 March 31, 2000
                                   (Unaudited)
                                                              Year to Date
                                             % of Total       High       Low
Market Sector                Value at Risk  Capitalization     Value at Risk
--------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $  230,160    1.37%         $240,115     $131,789
 - OTC Contracts                  150,364    0.89%          292,020       96,967
Energy                            238,000    1.41%          614,200      130,200
Grains                            128,550    0.76%          128,550       33,800
Interest Rates U.S.               209,700    1.25%          272,600       88,163
Interest Rates Non-U.S            395,323    2.35%          736,677      277,857
Livestock                          15,000    0.09%           37,400        4,500
Metals                            216,000    1.28%          274,000       90,000
Softs                             111,500    0.66%          209,499      111,500
Indices                           107,426    0.64%          135,794       57,018
                                --------    ------
Total                          $1,802,023    10.70%
                                =========   ======

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings -

For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1999 (File No. 1-4346), which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein. In April 2000, the U.S. Supreme Court heard oral argument on plaintiffs' petition to reverse the decision of the U.S. Court of Appeals for the Seventh Circuit. The U.S. Supreme Court reserved its decision, and has not yet released its opinion.

For information concerning the complaints filed in the U.S. District Court for the Eastern District of Louisiana (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney, Inc. et ano. and The City of New Orleans v. Smith Barney, Inc. et ano.), a purported class action in Florida against numerous broker-dealers including the Company (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.), and the IRS and SEC industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions, see the description that appears in the fourth, fifth and sixth paragraphs under the caption " Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBHI for the year ended December 31, 1999 (File No. 1-4346), which description is included as Exhibit 99.2 to this form 10-Q and incorporated by reference herein. In April 2000, seventeen investment banks, including the Company, entered into an agreement with the federal government to settle charges related to the pricing of Treasury securities in advanced refunding transactions. Thereafter, plaintiffs filed voluntary discontinuances in the two Louisiana federal actions.

For information concerning the matter entitled MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc., see the description that appears in the seventh paragraph under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBHI for the year ended December 31, 1999 (File No. 1-4346), which description is included as Exhibit 99.3 to this Form 10-Q and incorporated by reference herein. In March 2000, plaintiffs' motion to dismiss the Company's amended counterclaims was argued, and no decision has been rendered.

Exhibit 99.1


Second and third paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBHI for the year ended December 31, 1999 (File No. 1-4346).

In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT")), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U. S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company. Plaintiffs filed a petition for certiorari with the U. S. Supreme Court seeking review of the decision of the Court of Appeals. The petition was granted in January 2000.

Both the Department of Labor and the Internal Revenue Service have advised SBI that they were or are reviewing the underlying transactions. With respect to the Internal Revenue Service, SSBHI, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBHI, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBHI, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBHI, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBHI, SBI or SBRC.

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

Date:  5/12/00

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:   Smith Barney Futures Management LLC
      (General Partner)


By:   /s/ David J. Vogel, President
       David J. Vogel, President


Date:  5/12/00


By:   /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and
      Director

Date:  5/12/00