Form 10-Q
period 2000-06-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 2000-08-14
CIK 1005335

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 2000

Commission File Number 0-22489


                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
             (Exact name of registrant as specified in its charter)


      New York                            13-3862967
----------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)              Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)

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

                                                               Page
                                                              Number

PART I - Financial Information:

 Item 1.  Financial Statements:
          Statement of Financial Condition at
          June 30, 2000 and December 31, 1999
          (unaudited).                                           3

          Statement of Income and Expenses
          and Partners' Capital for the three
          and six months ended June 30, 2000
          and 1999 (unaudited).                                   4

          Notes to Financial Statements
          (unaudited)                                           5 - 8

 Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                            9 - 10

 Item 3.  Quantitative and Qualitative Disclosures
          of Market Risk                                       11 - 12

PART II - Other Information                                    13 - 16

                                     PART I

                          Item 1. Financial Statements

                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.II
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                                        June 30,    December 31,
                                                        2000           1999
                                                     -----------   ------------

ASSETS:

Equity in commodity futures trading account:
Cash                                                  $ 5,455,855   $ 6,813,826
Net unrealized appreciation
on open futures contracts                                  34,884       313,668
Zero coupons, $13,726,000 and $15,341,000 principal
amount in 2000 and 1999, respectively,
due November 15, 2003 at market value
(amortized cost $11,117,453 and $12,033,954
in 2000 and 1999, respectively)                        11,215,652    12,011,850
                                                      -----------   -----------
                                                       16,706,391    19,139,344

Receivable from SSB on sale of zero coupons               427,980       322,229
Interest receivable                                        17,905        24,463
                                                      -----------   -----------
                                                      $17,152,276   $19,486,036
                                                      ===========   ===========


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

Accrued expenses:
Commissions                                           $    47,325   $    62,619
Management fees                                            20,780        27,821
Other                                                      30,763        42,336
Redemptions payable                                       629,391       506,158
                                                      -----------   -----------
                                                          728,259       638,934
Partners' Capital:

General Partner, 203 Unit equivalents
outstanding in 2000 and 1999                              242,902       249,394
Limited Partners, 13,523 and 15,138 Units of
Limited Partnership Interest outstanding
in 2000 and 1999, respectively                         16,181,115    18,597,708
                                                      -----------   -----------
                                                       16,424,017    18,847,102
                                                      -----------   -----------
                                                      $17,152,276   $19,486,036
                                                      ===========   ===========


See Notes to Financial Statements.

                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                         ------------   -------------     -----------     -------------
                                                                2000          1999             2000           1999
                                                         ------------   -------------     -----------     ------------
Income:
  Net gains (losses) on trading of commodity
   futures:
Realized gains (losses) on closed positions              $    799,161    $    860,211    $   (337,790)   $    675,090
Change in unrealized gains (losses) on open
positions                                                    (676,278)        908,234        (278,784)        634,771

                                                         ------------    ------------    ------------    ------------

                                                              122,883       1,768,445        (616,574)      1,309,861
Less, brokerage commissions including clearing fees of
of $8,057, $6,808, $16,236 and $13,173, respectively         (158,776)       (247,640)       (349,642)       (489,522)

                                                         ------------    ------------    ------------    ------------

Net realized and unrealized gains (losses)                    (35,893)      1,520,805        (966,216)        820,339
Gain on sale of zero coupons                                    1,943           6,384             951          23,631
Unrealized appreciation (depreciation)
on zero coupons                                                85,388        (368,022)        120,303        (760,739)
Interest income                                               238,548         276,451         499,873         551,480

                                                         ------------    ------------    ------------    ------------

                                                              289,986       1,435,618        (345,089)        634,711

                                                         ------------    ------------    ------------    ------------


Expenses:
Management fees                                                62,061         103,020         138,220         202,060
Other                                                          11,695          14,263          23,851          30,111
Incentive fees                                                   --            20,500            --            20,500

                                                         ------------    ------------    ------------    ------------

                                                               73,756         137,783         162,071         252,671

                                                         ------------    ------------    ------------    ------------

Net income (loss)                                             216,230       1,297,835        (507,160)        382,040
Redemptions                                                  (629,391)       (497,937)     (1,915,925)     (1,065,566)

                                                         ------------    ------------    ------------    ------------

Net increase (decrease) in Partners' capital                 (413,161)        799,898      (2,423,085)       (683,526)

Partners' capital, beginning of period                     16,837,178      21,454,730      18,847,102      22,938,154

                                                         ------------    ------------    ------------    ------------

Partners' capital, end of period                         $ 16,424,017    $ 22,254,628    $ 16,424,017    $ 22,254,628
                                                         ------------    ------------    ------------    ------------

Net asset value per Unit
(13,726 and 16,045 Units outstanding
at June 30, 2000 and 1999, respectively)                 $   1,196.56    $   1,387.01    $   1,196.56    $   1,387.01
                                                         ------------    ------------    ------------    ------------


Net gain (loss) per Unit of Limited Partnership
Interest and General Partner Unit equivalent             $      15.17    $      79.11    $     (31.98)   $      24.73
                                                         ------------    ------------    ------------    ------------


See Notes To Financial Statements.
                                                                     4

                Smith Barney Principal Plus Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2000, all trading decisions are made for the Partnership by John W. Henry & Company, Inc. and Willowbridge Associates Inc. (collectively, the "Advisors"). Effective July 1, 2000, John W. Henry & Company, Inc. was terminated as Advisor to the Partnership and Winton Capital Management Ltd. was added as Advisor on the same date.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2000 and December 31, 1999 and the results of its operations for the three and six months ended June 30, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                Smith Barney Principal Plus Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Continued)

2.       Net Asset Value Per Unit:

         Changes in net asset value per Unit for the three and six months ended June 30, 2000 and 1999 were as follows:


                                         THREE-MONTHS ENDED      SIX-MONTHS ENDED
                                            JUNE 30,                 JUNE 30,
                                        2000        1999         2000         1999
                                     ---------  ----------     --------     --------
Net realized and unrealized
gains (losses)                      $  (2.52)    $  92.71     $ (63.16)     $ 51.11
Realized and unrealized gains
(losses) on Zero Coupons                6.13       (22.05)        8.35       (44.34)
Interest income                        16.74        16.85        33.77        33.18
Expenses                               (5.18)       (8.40)      (10.94)      (15.22)
                                    ---------    ---------    ---------    ---------

Increase(decrease) for period          15.17        79.11       (31.98)       24.73

Net Asset Value per Unit,
beginning of period                 1,181.39     1,307.90     1,228.54     1,362.28
                                    ---------    ---------    ---------    ---------

Net Asset Value per Unit
end of period                     $ 1,196.56   $ 1,387.01   $ 1,196.56   $ 1,387.01
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the periods ended June 30, 2000 and December 31, 1999, based on a monthly calculation, was $663,551 and $855,578, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2000 and December 31, 1999, was $34,884 and $313,668, respectively, as detailed below.


                                     Fair Value
                                June 30,    December 31,
                                 2000          1999
                              ----------   ----------

Currency:
- Exchange Traded Contracts   $  (6,990)   $  83,435
- OTC                           (23,664)     (72,633)
Energy                           80,977       41,632
Grains                            7,980       (3,896)
Interest Rates U.S.              46,225      163,531
Interest Rates Non-U.S.         (43,297)     (42,138)
Livestock                        (8,180)      (4,260)
Metals                          (60,104)      53,025
Softs                            41,937       74,572
Indices                            --         20,400
                              ---------    ---------

Total                         $  34,884    $ 313,668
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

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

                                PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred during the second quarter of 2000.

         The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the six months ended June 30, 2000, Partnership capital decreased 12.9% from $18,847,102 to $16,424,017. This decrease was attributable to the redemption of 1,615 Units totaling $1,915,925 coupled with a net loss from operations of $507,160 for the six months ended June 30, 2000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

         During the Partnership's second quarter of 2000, the net asset value per unit increased 1.3% from $1,181.39 to $1,196.56 as compared to an increase of 6.0% in the second quarter of 1999. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2000 of $122,883. Gains were primarily attributable to the trading of commodity futures in energy, currencies and softs and were partially offset by losses in grains, U.S. and non-U.S. interest rates, livestocks, metals and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 1999 of $1,768,445. These gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, livestock, metals and indices and were partially offset by losses in grains and softs.

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

         Interest Income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and six months ended June 30, 2000 decreased by $37,903 and $51,607, respectively, as compared to the corresponding periods in 1999. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's equity maintained in cash during 2000.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset value. Brokerage commissions and fees for the three and six months ended June 30, 2000 decreased by $88,864 and $139,880, respectively, as compared to the corresponding periods in 1999.

         Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees decreased by $40,959 and $63,840, respectively, as compared to the corresponding periods in 1999.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three and six months ended June 30, 2000. Trading performance for the three and six months ended June 30, 1999 resulted in incentive fees of $20,500.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2000, the Partnership's total capitalization was $16,424,017. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.


                                  June 30, 2000
                                   (Unaudited)

                                                               Year to Date
                                           % of Total       High        Low
Market Sector              Value at Risk  Capitalization     Value at Risk
-------------------------------------------------------------------------------
Currencies:
- Exchange Traded Contracts   $ 53,445      0.33%       $320,883   $ 53,445
- OTC Contracts                 38,499      0.23%        292,020     38,499
Energy                         210,600      1.28%        790,700     98,000
Grains                           6,300      0.04%        209,900      6,300
Interest Rates U.S.             24,000      0.15%        272,600     24,000
Interest Rates Non-U.S.        170,842      1.04%        736,677    170,842
Livestock                        9,900      0.06%         37,400      4,500
Metals                          18,000      0.11%        216,000     18,000
Softs                           21,500      0.13%        138,587     21,500
                               --------   --------
Total                         $553,086      3.37%
                              ========   ========

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings -

For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999, which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein, and in the first paragraph under the caption "Legal Proceedings" of the Quarterly Report on Form 10-Q of the Partnership for the quarterly period ended March 31, 2000, which description is included as Exhibit
99.2 to this Form 10-Q and incorporated by reference herein. On June 12, 2000, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Seventh Circuit's judgment, which had overturned the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against Salomon Smith Barney Holdings, Inc. ("SSBH"), and remanded the matter to the circuit court for further proceedings.

Exhibit 99.1


Second and third paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1999 (File No. 1-4346).

In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT")), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U.S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against SSBH. Plaintiffs filed a petition for certiorari with the U.S. Supreme Court seeking review of the decision of the Court of Appeals. The petition was granted in January 2000.

Both the Department of Labor and the Internal Revenue Service have advised SBI that they were or are reviewing the underlying transactions. With respect to the Internal Revenue Service, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBH, SBI or SBRC.

Exhibit 99.2

First paragraph under the caption "Legal Proceedings" beginning on page 17 of the Quarterly Report on Form 10-Q of SSBH for the quarterly period ended March 31, 2000 (File No.1-4346).

For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999, which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein. In April 2000, the U.S. Supreme Court heard oral argument on plaintiffs' petition to reverse the decision of the U.S. Court of Appeals for the Seventh Circuit. The U.S. Supreme Court reserved its decision, and has not yet released its opinion.


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

Date:  8/14/00

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:   Smith Barney Futures Management LLC
           (General Partner)


By:   /s/ David J. Vogel, President
           David J. Vogel, President


Date:  8/14/00


By:        /s/ Daniel A. Dantuono
           Daniel A. Dantuono
           Chief Financial Officer and
           Director

Date:  8/14/00