Form 10-Q
period 2000-09-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 2000-11-14
CIK 1005335

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 2000

Commission File Number 0-22489


                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
             (Exact name of registrant as specified in its charter)


      New York                                        13-3862967
-------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification No.)

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

                                                               Page
                                                              Number

PART I - Financial Information:

 Item 1.  Financial Statements:
          Statement of Financial Condition at
          September 30, 2000 and December 31,
          1999 (unaudited).                                     3

          Statement of Income and Expenses
          and Partners' Capital for the three
          and nine months ended September 30,
          2000 and 1999 (unaudited).                            4

          Notes to Financial Statements
          (unaudited)                                         5 - 9

 Item 2.  Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                         10 - 11

 Item 3.  Quantitative and Qualitative Disclosures
          of Market Risk                                     12 - 13

PART II - Other Information                                    14

                                     PART I

                          Item 1. Financial Statements

                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.II
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                                        September 30,    December 31,
                                                            2000            1999
                                                        ------------     ------------
ASSETS:

Equity in commodity futures trading account:
  Cash                                                  $  4,656,109    $  6,813,826
  Net unrealized appreciation (depreciation)
   on open contracts                                        (121,999)        313,668
  Zero coupons, $12,889,000 and $15,341,000 principal
   amount in 2000 and 1999, respectively,
   due November 15, 2003 at market value
   (amortized cost $10,609,875 and $12,033,954
    in 2000 and 1999, respectively)                       10,770,435      12,011,850
                                                        ------------    ------------
                                                          15,304,545      19,139,344
 Receivable from SSB on sale of  Zero Coupons                697,991         322,229
 Interest income                                              20,527          24,463
                                                        ------------    ------------
                                                        $ 16,023,063    $ 19,486,036
                                                        ============    ============


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                           $     37,002    $     62,619
  Management fees                                              6,207          27,821
  Other                                                       31,399          42,336
 Redemptions payable                                         972,527         506,158
                                                        ------------    ------------
                                                           1,047,135         638,934
                                                        ------------    ------------
Partners' Capital:
General Partner, 203 Unit equivalents
  outstanding  in 2000 and 1999                              235,870         249,394
Limited Partners, 12,686 and 15,138 Units of
  Limited Partnership Interest outstanding
  in 2000 and 1999, respectively                          14,740,058      18,597,708
                                                        ------------    ------------
                                                          14,975,928      18,847,102
                                                        ------------    ------------
                                                        $ 16,023,063    $ 19,486,036
                                                        ============    ============



See Notes to Financial Statements.

                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                  ------------------------------   ----------------------------
                                                      2000              1999            2000           1999
                                                  ------------------------------   ----------------------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions     $   (465,786)   $    303,764    $   (803,576)   $    978,854
  Change in unrealized losses on open
   positions                                          (156,883)     (1,020,476)       (435,667)       (385,705)
                                                  ------------    ------------    ------------    ------------
                                                      (622,669)       (716,712)     (1,239,243)        593,149
Less, brokerage commissions including clearing
  fees of $10,755,                                                                     $6,628,     $26,991 and
  $19,441, respectively                               (135,938)       (242,734)       (485,580)       (732,256)
                                                  ------------    ------------    ------------    ------------
  Net realized and unrealized losses                  (758,607)       (959,446)     (1,724,823)       (139,107)
  Gain on sale of Zero Coupons                           8,995           3,025           9,946          26,656
  Unrealized appreciation (depreciation)
  on Zero Coupons                                       62,361         (83,711)        182,664        (844,450)
  Interest income                                      241,625         285,400         741,498         836,880
                                                  ------------    ------------    ------------    ------------
                                                      (445,626)       (754,732)       (790,715)       (120,021)
                                                  ------------    ------------    ------------    ------------

Expenses:
  Management fees                                       19,383         101,119         157,603         303,179
  Other                                                 10,553           8,733          34,404          38,844
  Incentive fees                                          --              --              --            20,500
                                                  ------------    ------------    ------------    ------------
                                                        29,936         109,852         192,007         362,523
                                                  ------------    ------------    ------------    ------------
  Net loss                                            (475,562)       (864,584)       (982,722)       (482,544)
  Redemptions                                         (972,527)       (389,274)     (2,888,452)     (1,454,840)
                                                  ------------    ------------    ------------    ------------
  Net decrease in Partners' capital                 (1,448,089)     (1,253,858)     (3,871,174)     (1,937,384)
Partners' capital, beginning of period              16,424,017      22,254,628      18,847,102      22,938,154
                                                  ------------    ------------    ------------    ------------
Partners' capital, end of period                  $ 14,975,928    $ 21,000,770    $ 14,975,928    $ 21,000,770
                                                  ------------    ------------    ------------    ------------
Net asset value per Unit
  ( 12,889 and 15,753 Units outstanding
  at September 30, 2000 and 1999, respectively)   $   1,161.92    $   1,333.13    $   1,161.92    $   1,333.13
                                                  ------------    ------------    ------------    ------------
Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent    $     (34.64)   $     (53.88)   $     (66.62)   $     (29.15)
                                                  ------------    ------------    ------------    ------------


See Notes to Financial Statements

                Smith Barney Principal Plus Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2000, all trading decisions are made for the Partnership by Winton Capital Management Ltd. and Willowbridge Associates Inc. (collectively, the "Advisors"). Effective July 1, 2000, John W. Henry and Company, Inc. was terminated as an Advisor to the Partnership and Winton Capital Management Ltd. was added.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2000 and December 31, 1999 and the results of its operations for the three and nine months ended September 30, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                Smith Barney Principal Plus Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)

2.       Net Asset Value Per Unit:

         Changes in net asset value per Unit for the three and nine months ended September 30, 2000 and 1999 were as follows:



                                        THREE-MONTHS ENDED     NINE-MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                       2000         1999         2000         1999
                                     ---------    --------    ----------    --------
Net realized and unrealized
  losses                            $ (55.27)    $ (59.80)   $ (118.43)     $ (8.69)
Realized and unrealized gains
  (losses) on Zero Coupons              5.20        (5.03)       13.55       (49.37)
Interest income                        17.60        17.79        51.37        50.97
Expenses                               (2.17)       (6.84)      (13.11)      (22.06)
                                     ---------    ---------    ---------    ---------

Decrease for period                   (34.64)      (53.88)      (66.62)      (29.15)

Net Asset Value per Unit,
 beginning of period                1,196.56     1,387.01     1,228.54     1,362.28
                                    ---------    ---------    ---------    ---------

Net Asset Value per Unit
 end of period                    $ 1,161.92   $ 1,333.13   $ 1,161.92   $ 1,333.13
                                    =========    =========    =========   =========

                Smith Barney Principal Plus Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)

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

         All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the periods ended September 30, 2000 and December 31, 1999, based on a monthly calculation, was $512,769 and $855,578, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2000 and December 31, 1999, was $(121,999) and $313,668, respectively, as detailed below.


                                   Fair Value
                             September 30,  December 31,
                                 2000           1999
                              ----------   -----------

Currency:
- Exchange Traded Contracts   $ (42,432)   $  83,435
- OTC                              --        (72,633)
Energy                          (91,370)      41,632
Grains                            9,255       (3,896)
Interest Rates U.S.              37,378      163,531
Interest Rates Non-U.S           48,207      (42,138)
Livestock                         8,638       (4,260)
Metals                          (28,042)      53,025
Softs                            (8,864)      74,572
Indices                         (57,145)      20,400
Lumber                            2,376         --
                              ---------    ---------
Total                         $(121,999)   $ 313,668
                              =========    =========

                Smith Barney Principal Plus Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)

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

                Smith Barney Principal Plus Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)

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

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred during the third quarter of 2000.

         The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the nine months ended September 30, 2000, Partnership capital decreased 20.5% from $18,847,102 to $14,975,928. This decrease was attributable to the redemption of 2,452 Units totaling $2,888,452 coupled with a net loss from operations of $982,722 for the nine months ended September 30, 2000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

         During the Partnership's third quarter of 2000, the net asset value per unit decreased 2.9% from $1,196.56 to $1,161.92 as compared to an decrease of 3.9% in the third quarter of 1999. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2000 of $622,669. Losses were primarily attributable to the trading of commodity contracts in currencies, grains, non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in U.S. interest rates and energy. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 1999 of $716,712. Losses were primarily attributable to the trading of commodity contracts in currencies, grains, U.S. interest rates, softs, metals and indices and were partially offset by gains in livestock, energy and non-U.S. interest rates.

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

         Interest Income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and nine months ended September 30, 2000 decreased by $43,775 and $95,382, respectively, as compared to the corresponding periods in 1999. The decrease in interest income is primarily due to the effect of redemptions on the Partnership's equity maintained in cash during the nine month period ended September 30, 2000.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset value. Brokerage commissions and fees for the three and nine months ended September 30, 2000 decreased by $106,796 and $246,676, respectively, as compared to the corresponding periods in 1999.

         Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees decreased by $81,736 and $145,576, respectively, as compared to the corresponding periods in 1999.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2000. Trading performance for the three and nine months ended September 30, 1999 resulted in incentive fees of $0 and $20,500.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2000, the Partnership's total capitalization was $14,975,928. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.


                               September 30, 2000
                                   (Unaudited)

                                                                Year to Date
                                             % of Total        High       Low
Market Sector                Value at Risk  Capitalization     Value at Risk
--------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $  194,951      1.30%    $  330,883   $   53,445
Energy                            199,600      1.33%       790,700       98,000
Grains                             71,471      0.48%       209,900        6,300
Interest Rates U.S.                92,600      0.62%       272,600       24,000
Interest Rates Non-U.S            273,425      1.83%       736,677      170,842
Livestock                          21,320      0.14%        37,400        4,500
Metals                            137,275      0.92%       300,550       18,000
Softs                             109,506      0.73%       161,939       21,500
Indices                           133,827      0.89%       303,411      125,083
Lumber                              3,300      0.02%         3,300        1,100
                                ---------     ------
Total                          $1,237,275      8.26%
                               ==========     ======

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings -


For information concerning the matter entitled MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc., see the description that appears in the ninth paragraph under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution.


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

Date:  11/14/00

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:   Smith Barney Futures Management LLC
           (General Partner)


By:   /s/ David J. Vogel, President
          David J. Vogel, President


Date:  11/14/00


By:   /s/ Daniel A. Dantuono
          Daniel A. Dantuono
          Chief Financial Officer and
          Director

Date:  11/14/00