Form 10-Q
period 2001-03-31
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 2001-05-14
CIK 1005335

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 2001
                      --------------

Commission File Number 0-22489
                       -------


                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
           -------- -------------------------------------------------
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

                                 (212) 723-5424
        ---------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes   X    No
                                                     -----     ----

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                                    FORM 10-Q
                                      INDEX

                                                             Page
                                                            Number

PART I - Financial Information:

  Item 1.  Financial Statements:
           Statement of Financial Condition at
           March 31, 2001 and December 31,
           2000 (unaudited).                                   3

           Statement of Income and Expenses
           and Partners' Capital for the three
           months ended March 31,2001 and 2000
           (unaudited).                                        4

           Notes to Financial Statements
           (unaudited)                                       5 - 9

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                      10 - 11

  Item 3.  Quantitative and Qualitative Disclosures
           of Market Risk                                  12 - 13

PART II - Other Information                                   14

                                     PART I

                          Item 1. Financial Statements

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                        March 31,      December 31,
                                                           2001          2000
                                                        ----------     ----------

ASSETS:

Equity in commodity futures trading account:
  Cash                                                  $ 6,008,915   $ 4,968,714
  Net unrealized appreciation
   on open positions                                        642,976     1,258,784
  Zero coupons, $12,054,000 and $12,292,000 principal
   amount in 2001 and 2000, repectively,
   due November 15, 2003 at fair value
   (amortized cost $10,245,843 and $10,283,556
    in 2001 and 2000, respectively)                      10,813,523    10,707,930
                                                        -----------   -----------

                                                         17,465,414    16,935,428

 Receivable from SSB on sale of  Zero Coupons               212,187       514,560
 Interest income                                             20,869        21,759
                                                        -----------   -----------
                                                        $17,698,470   $17,471,747
                                                        ===========   ===========




LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                           $    51,316   $    45,810
  Management fees                                             9,130         8,607
  Incentive fees                                             80,345          --
  Other                                                      39,586        38,386
 Redemptions payable                                        339,188       804,965
                                                        -----------   -----------
                                                            519,565       897,768
                                                        -----------   -----------

Partners' Capital:

General Partner, 203 Unit equivalents
  outstanding  in 2001 and 2000                             289,307       273,715
Limited Partners, 11,851 and 12,089 Units of
  Limited Partnership Interest outstanding
  in 2001 and 2000, respectively                         16,889,598    16,300,264
                                                        -----------   -----------

                                                         17,178,905    16,573,979
                                                        -----------   -----------

                                                        $17,698,470   $17,471,747
                                                        ===========   ===========



See Notes to Financial Statements.

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                      -----------------------------
                                                           2001            2000
                                                      -----------------------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions         $  1,474,471    $ (1,136,951)
  Change in unrealized gains (losses) on open
   positions                                              (615,808)        397,494
                                                      ------------    ------------
                                                           858,663        (739,457)
Less, brokerage commissions including clearing fees
  of $11,678 and $8,179, respectively                     (174,354)       (190,866)
                                                      ------------    ------------
  Net realized and unrealized gains (losses)               684,309        (930,323)
  Gain (loss) on sale of zero coupons                        9,888            (992)
  Unrealized appreciation
     on zero coupons                                       143,306          34,915
  Interest income                                          226,569         261,325
                                                      ------------    ------------
                                                         1,064,072        (635,075)
                                                      ------------    ------------

Expenses:
  Management fees                                           26,238          76,159
  Incentive fees                                            80,345            --
  Other expenses                                            13,375          12,156
                                                      ------------    ------------
                                                           119,958          88,315
                                                      ------------    ------------
  Net income (loss)                                        944,114        (723,390)
  Redemptions                                             (339,188)     (1,286,534)
                                                      ------------    ------------
  Net increase (decrease) in Partners' capital             604,926      (2,009,924)
Partners' capital, beginning of period                  16,573,979      18,847,102
                                                      ------------    ------------
Partners' capital, end of period                      $ 17,178,905    $ 16,837,178
                                                      ------------    ------------
Net asset value per Unit
  (12,054 and 14,252 Units outstanding
  at March 31, 2001 and 2000, respectively)           $   1,425.16    $   1,181.39
                                                      ------------    ------------
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $      76.81    $     (47.15)
                                                      ------------    ------------
See Notes To Financial Statements

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2001, all trading decisions are made for the Partnership by Winton Capital Management Ltd. and Willowbridge Associates Inc. (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2001 and December 31, 2000 and the results of its operations for the three months ended March 31, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)

2.     Financial Highligths:

Changes in net asset value per Unit for the three months ended March 31, 2001 and 2000 were as follows:

                                           THREE-MONTHS ENDED
                                                 MARCH 31,
                                      ---------------------------
                                         2001           2000
                                     -----------   ------------

Net realized and unrealized
 gains (losses)                   $      55.67 $     (60.64)
Realized and unrealized
 appreciation on Zero Coupons            12.46         2.22
Interest income                          18.45        17.03
Expenses                                 (9.77)       (5.76)
                                       ---------    ---------

Increase (decrease) for  period          76.81       (47.15)

Net Asset Value per Unit,
  beginning of period                 1,348.35     1,228.54
                                     ---------    ---------

Net Asset Value per Unit,
  end of period                   $   1,425.16 $   1,181.39
                                     =========    =========


Total return                               5.7%

Ratio of expenses, including
 brokerage commissions, to average
 net assets*                               1.3%

Ratio of net income to average
 net assets*                               4.2%


*  Annualized

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)

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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the three and twelve months ended March 31, 2001 and December 31, 2000, respectively, based on a monthly calculation, was $549,212 and $575,395, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2001 and December 31, 2000, was $642,976 and $1,258,784, respectively, as detailed below.


                                         Fair Value
                               ------------------------------
                                  March 31,      December 31,
                                   2001              2000
                               -------------  -------------

Currency:
- Exchange Traded Contracts    $   183,019    $   636,230
Energy                              10,121         20,337
Grains                             165,600         36,478
Interest Rates U.S.                 12,206        233,656
Interest Rates Non-U.S             (18,071)       263,893
Livestock                           60,020         42,715
Metals:
 - Exchange Traded Contracts        77,340         44,580
 - OTC Contracts                     7,811        (35,340)
Softs                              162,234         15,484
Indices                            (14,554)        (3,198)
Lumber                              (2,750)         3,949
                               -----------    -----------

Total                          $   642,976    $ 1,258,784
                               ===========    ===========

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)

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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation (depreciation) in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2001
                                   (Unaudited)
                                   (Continued)

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred during the first quarter of 2001.

     The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2001, Partnership capital increased 3.6% from $16,573,979 to $17,178,905. This increase was attributable to net income from operations of $944,114, which was partially offset by the redemption of 238 Units resulting in an outflow of $339,188 for the three months ended March 31, 2001. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's first quarter of 2001, the net asset value per unit increased 5.7% from $1,348.35 to $1,425.16 as compared to a decrease of 3.8% in the first quarter of 2000. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2001 of $858,663. Gains were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, livestock, and softs and were partially offset by losses in energy, metals and indices. The Partnership experienced a net trading loss before commissions and related fees in the first quarter of 2000 of $739,457. Losses were primarily attributable to the trading of commodity futures in currencies, livestock, non-U.S. interest rates, softs, metals and indices and were partially offset by gains in U.S. interest rates, grains and energy.

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

     Interest Income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended March 31, 2001 decreased by $34,756, as compared to the corresponding period in 2000. The decrease in interest income is primarily due to the decrease in interest rates and the effect of redemptions on the Partnership's equity maintained in cash during the three month period ended March 31, 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset value. Brokerage commissions and fees for the three months ended March 31, 2001 decreased by $16,512, as compared to the corresponding period in 2000.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees decreased by $49,921, as compared to the corresponding period in 2000 primarily due to a decrease in the management fee rate in the last quarter of 2000.

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2001 resulted in incentive fees of $80,345. There were no incentive fees earned for the three months ended March 31, 2000.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2001, the Partnership's total capitalization was $17,178,905. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.


                                 March 31, 2001
                                   (Unaudited)

                                                              Year to Date
                                            % of Total      High          Low
Market Sector               Value at Risk  Capitalization     Value at Risk
-------------------------------------------------------------------------------

Currencies:
 - Exchange Traded Contracts   $204,849      1.19%       $212,038   $117,565
Energy                           41,350      0.24%        100,800     28,220
Grains                          124,186      0.72%        124,186     40,639
Interest Rates U.S.              44,400      0.26%        130,000     27,550
Interest Rates Non-U.S          402,142      2.34%        858,651    265,656
Livestock                        32,006      0.18%         51,700      8,053
Metals:
 - Exchange Traded Contracts    116,800      0.68%        159,200     58,200
 - OTC Contracts                 83,925      0.49%         83,925     26,325
Softs                           128,396      0.75%        128,396     47,686
Indices                          33,584      0.20%        145,206     11,192
Lumber                            1,900      0.01%          4,750      1,100
                               --------   --------
Total                        $1,213,538      7.06%
                            ===========     ======

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

Date:  5/11/01

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:   Smith Barney Futures Management LLC
           (General Partner)


By:   /s/ David J. Vogel, President
          David J. Vogel, President


Date:  5/11/01


By:        /s/ Daniel R. McAuliffe, Jr.
           ----------------------------------
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and
           Director

Date:  5/11/01