Form 10-Q
period 2001-06-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 2001-08-14
CIK 1005335

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 2001
                      -------------

Commission File Number 0-22489
                       -------


                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)


            New York                         13-3862967
-----------------------------------------------------------------
  (State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
 -----------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
 -----------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

                                                                          Page
                                                                          Number

PART I - Financial Information:

           Item 1.   Financial Statements:
                     Statement of Financial Condition at
                     June 30, 2001 and December 31,
                     2000 (unaudited).                                      3

                     Statement of Income and Expenses
                     and Partners' Capital for the three
                     and six months ended June 30, 2001
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

                                     PART I

                          Item 1. Financial Statements

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                           June 30,  December 31,
                                                            2001         2000
                                                        -----------   -----------
ASSETS:
Equity in commodity futures trading account:
  Cash                                                  $ 5,192,018   $ 4,968,714
  Net unrealized appreciation
   on open contracts                                        367,283     1,258,784
  Zero coupons, $11,438,000 and $12,292,000 principal
  amount in 2001 and 2000, repectively,
   due November 15, 2003 at market value
   (amortized cost $9,879,591 and $10,283,556
    in 2001 and 2000, respectively)                      10,365,116    10,707,930
                                                        -----------   -----------
                                                         15,924,417    16,935,428
 Receivable from SSB on sale of  Zero Coupons               556,414       514,560
 Interest income                                             12,328        21,759
                                                        -----------   -----------
                                                        $16,493,159   $17,471,747
                                                        ===========   ===========


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                           $    44,509   $    45,810
  Management fees                                             7,722         8,607
  Other                                                      31,332        38,386
 Redemptions payable                                        838,585       804,965
                                                        -----------   -----------
                                                            922,148       897,768
                                                        -----------   -----------

Partners' Capital:

General Partner, 203 Unit equivalents
  outstanding  in 2001 and 2000                             276,352       273,715
Limited Partners, 11,235 and 12,089 Units of
  Limited Partnership Interest outstanding
  in 2001 and 2000, respectively                         15,294,659    16,300,264
                                                        -----------   -----------
                                                         15,571,011    16,573,979
                                                        -----------   -----------
                                                        $16,493,159   $17,471,747
                                                        ===========   ===========


 Notes to Financial Statements.

                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                          ----------------------------    ----------------------------
                                                                  2001           2000            2001            2000
                                                          ------------    ------------    ------------    ------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions             $   (437,460)   $    799,161    $  1,037,011    $   (337,790)
  Change in unrealized losses on open
   positions                                                  (275,693)       (676,278)       (891,501)       (278,784)
                                                          ------------    ------------    ------------    ------------
                                                              (713,153)        122,883         145,510        (616,574)
Less, brokerage commissions including clearing fees of
  of $12,432, $8,057, $24,110 and $16,236, respectively       (168,940)       (158,776)       (343,294)       (349,642)
                                                          ------------    ------------    ------------    ------------

  Net realized and unrealized losses                          (882,093)        (35,893)       (197,784)       (966,216)
  Gain on sale of zero coupons                                  24,343           1,943          34,231             951
  Unrealized appreciation (depreciation)
   on zero coupons                                             (82,155)         85,388          61,151         120,303
  Interest income                                              208,079         238,548         434,648         499,873
                                                          ------------    ------------    ------------    ------------
                                                              (731,826)        289,986         332,246        (345,089)
                                                          ------------    ------------    ------------    ------------


Expenses:
  Management fees                                               24,208          62,061          50,446         138,220
  Other expenses                                                13,275          11,695          26,650          23,851
  Incentive fees                                                  --              --            80,345            --
                                                          ------------    ------------    ------------    ------------
                                                                37,483          73,756         157,441         162,071
                                                          ------------    ------------    ------------    ------------

  Net income (loss)                                           (769,309)        216,230         174,805        (507,160)
  Redemptions                                                 (838,585)       (629,391)     (1,177,773)     (1,915,925)
                                                          ------------    ------------    ------------    ------------

  Net decrease in Partners' capital                         (1,607,894)       (413,161)     (1,002,968)     (2,423,085)

Partners' capital, beginning of period                      17,178,905      16,837,178      16,573,979      18,847,102
                                                          ------------    ------------    ------------    ------------
Partners' capital, end of period                          $ 15,571,011    $ 16,424,017    $ 15,571,011    $ 16,424,017
                                                          ------------    ------------    ------------    ------------
Net asset value per Unit
  (11,438 and 13,726 Units outstanding
  at June 30, 2001 and 2000, respectively)                $   1,361.34    $   1,196.56    $   1,361.34    $   1,196.56
                                                          ------------    ------------    ------------    ------------
Net gain (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent            $     (63.82)   $      15.17    $      12.99    $     (31.98)
                                                          ------------    ------------    ------------    ------------

See Notes To Financial Statements.

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2001, all trading decisions are made for the Partnership by Winton Capital Management Ltd. and Willowbridge Associates Inc. (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2001 and December 31, 2000 and the results of its operations for the three and six months ended June 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)

2.     Financial Highligths:

     Changes in net asset value per Unit for the three and six months ended June 30, 2001 and 2000 were as follows:

                                     THREE-MONTHS ENDED         SIX-MONTHS ENDED
                                            JUNE 30,                JUNE 30,
                                     ---------------------  --------------------
                                        2001      2000         2001        2000

Net realized and unrealized
  losses                        $    (73.18)$    (2.52)$     (17.51)$    (63.16)
Realized and unrealized gains
  (losses) on Zero Coupons            (4.80)       6.13        7.66        8.35
Interest income                       17.26       16.74       35.71       33.77
Expenses                              (3.10)      (5.18)     (12.87)     (10.94)
                                    --------    --------    --------    --------

Increase(decrease) for period        (63.82)      15.17       12.99      (31.98)
Net Asset Value per Unit,
 beginning of period               1,425.16    1,181.39    1,348.35    1,228.54
                                    --------    --------    --------    --------

Net Asset Value per Unit
 end of period         $           1,361.34 $  1,196.56 $  1,361.34 $  1,196.56
                                    ========    ========    ========    ========



Total Return                          (4.5)%                   1.0%

Ratio of expenses, including
 brokerage commissions, to
 average net assets  *                 5.0%                    6.1%

Ratio of net income (loss) to average
 net assets          *               (18.6)%                   2.1%

*  Annualized

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)

3. Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses and partners' capital.

     The  Customer   Agreement   between  the  Partnership  and  SSB  gives  the
Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the six and twelve months ended June 30, 2001 and December 31, 2000, respectively, based on a monthly calculation, was $472,315 and $575,395, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2001 and December 31, 2000, was $367,283 and $1,258,784, respectively, as detailed below.


                                       Fair Value
                             ------------------------------
                                   June 30,    December 31,
                                      2001          2000
                             -------------   --------------

Currency:
- Exchange Traded Contracts    $    45,071    $   636,230
Energy                             198,490         20,337
Grains                              37,399         36,478
Interest Rates U.S.                (16,504)       233,656
Interest Rates Non-U.S              26,631        263,893
Livestock                           28,742         42,715
Metals:
 - Exchange Traded Contracts         9,338         44,580
 - OTC Contracts                    (9,683)       (35,340)
Softs                               40,547         15,484
Indices                              5,569         (3,198)
Lumber                               1,683          3,949
                               -----------    -----------

Total                          $   367,283    $ 1,258,784
                               ===========    ===========

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)

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

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
                                   (Continued)

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred during the second quarter of 2001.

     The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2001, Partnership capital decreased 6.1% from $16,573,979 to $15,571,011. This decrease was attributable to the redemption of 854 Units resulting in an outflow of $1,177,773 which was partially offset by the net income from operations of $174,805 for the six months ended June 30, 2001. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations
     During the Partnership's second quarter of 2001, the net asset value per unit decreased 4.5% from $1,425.16 to $1,361.34 as compared to an increase of 1.3% in the second quarter of 2000. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2001 of $713,153. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals, indices and softs and were partially offset by gains in energy. The Partnership experienced a net trading gain before commissions and related fees in the second quarter of 2000 of $122,883. Gains were primarily attributable to the trading of commodity futures in currencies, energy and softs and were partially offset by losses in grains, livestock, U.S and non U.S. interest rates, metals and indices.

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

     Interest Income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and six months ended June 30, 2001 decreased by $30,469 and $65,225, respectively, as compared to the corresponding periods in 2000. The decrease in interest income is primarily due to the decrease in interest rates and the effect of redemptions on the Partnership's equity maintained in cash during the three and six month periods ended June 30, 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset value. Brokerage commissions and fees for the three and six months ended June 30, 2001 increased by $10,164 and decreased by $6,348, respectively, as compared to the corresponding periods in 2000.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees decreased by $37,853 and $87,774, respectively, as compared to the corresponding periods in 2000 primarily due to a decrease in the management fee rate in the last quarter of 2000.

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2001 resulted in incentive fees of $0 and $80,345, respectively. There were no incentive fees earned for the three and six months ended June 30, 2000.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2001, the Partnership's total capitalization was $15,571,011. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.


                                  June 30, 2001
                                   (Unaudited)
                                                                    Year to Date
                                              % of Total         High           Low
Market Sector                Value at Risk  Capitalization  Value at Risk  Value at Risk
------------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $  121,053      0.78%       $  214,971        $  117,565
Energy                            218,250      1.40%          284,100            28,220
Grains                            100,345      0.64%          138,012            40,639
Interest Rates U.S.                35,150      0.23%          173,200            27,550
Interest Rates Non-U.S            262,022      1.68%          858,651           262,022
Livestock                          73,140      0.47%           82,640             8,053
Metals:
 - Exchange Traded Contracts       95,300      0.61%          159,200            58,200
 - OTC Contracts                   82,600      0.53%           83,925            26,325
Softs                             131,595      0.85%          131,867            47,686
Indices                            80,596      0.52%          185,144            11,192
Lumber                              1,300      0.01%            7,700               950
                             ----------   ----------
Total                          $1,201,351      7.72%
                             ==========   ==========


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

SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
------------------------------------------------


By:   Smith Barney Futures Management LLC
      -----------------------------------
           (General Partner)


By:   /s/ David J. Vogel, President
           David J. Vogel, President

Date:  8/13/01

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:   Smith Barney Futures Management LLC
      -----------------------------------
           (General Partner)


By:   /s/ David J. Vogel, President
           David J. Vogel, President


Date:  8/13/01


By:        /s/ Daniel R. McAuliffe, Jr.
           ----------------------------------
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and
           Director

Date:  8/13/01