Form 10-Q
period 2001-09-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 2001-11-13
CIK 1005335

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarter ended September 30, 2001
                 ------------------

      Commission File Number 0-22489
                       -------


                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
           ---------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                  New York                                13-3862967
       -----------------------------------------------------------------
          (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)            Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
        ---------------------------------------------------------------
             (Address and Zip Code of principal executive offices)

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

                                                                            Page
                                                                          Number

PART I - Financial Information:

           Item 1. Financial Statements:
                   Statement of Financial Condition at
                   September 30, 2001 and December 31,
                   2000 (unaudited).                                        3

                   Statement of Income and Expenses and
                   Partners' Capital for the three and
                   nine months ended September 30, 2001
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

                                     PART I

                          Item 1. Financial Statements

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                       September 30,  December 31,
                                                               2001          2000
                                                        -----------    ----------
ASSETS:
Equity in commodity futures trading account:
  Cash                                                  $ 4,900,141   $ 4,968,714
  Net unrealized appreciation
   on open positions                                        701,633     1,258,784
  Zero coupons, $11,244,000 and $12,292,000 principal
   amount in 2001 and 2000, repectively,
   due November 15, 2003 at market value
   (amortized cost $9,870,945 and $10,283,556
    in 2001 and 2000, respectively)                      10,588,587    10,707,930
                                                        -----------   -----------
                                                         16,190,361    16,935,428

 Receivable from SSB on sale of  zero coupons               182,892       514,560
 Interest income                                             10,394        21,759
                                                        -----------   -----------
                                                        $16,383,647   $17,471,747
                                                        ===========   ===========
LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                           $    43,380   $    45,810
  Management fees                                             7,781         8,607
  Other                                                      34,398        38,386
 Redemptions payable                                        276,433       804,965
                                                        -----------   -----------
                                                            361,992       897,768
                                                        -----------   -----------

Partners' Capital:

General Partner, 203 Unit equivalents
  outstanding  in 2001 and 2000                             289,257       273,715
Limited Partners, 11,041 and 12,089 Units of
  Limited Partnership Interest outstanding
  in 2001 and 2000, respectively                         15,732,398    16,300,264
                                                        -----------   -----------
                                                         16,021,655    16,573,979
                                                        -----------   -----------
                                                        $16,383,647   $17,471,747
                                                        ===========   ===========



See Notes to Financial Statements.

                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                          ----------------------------    -----------------------------
                                                                  2001           2000            2001             2000
                                                          -------------   ------------    ------------    -------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions             $    137,546    $   (465,786)   $  1,174,556    $   (803,576)
  Change in unrealized gains (losses) on open
   positions                                                   334,349        (156,883)       (557,151)       (435,667)
                                                          ------------    ------------    ------------    ------------
                                                               471,895        (622,669)        617,405      (1,239,243)
Less, brokerage commissions including clearing fees of
  $9,783,$10,755, $33,893 and $26,991, respectively           (148,771)       (135,938)       (492,065)       (485,580)
                                                          ------------    ------------    ------------    ------------
  Net realized and unrealized gains (losses)                   323,124        (758,607)        125,340      (1,724,823)
  Gain on sale of Zero Coupons                                  12,582           8,995          46,813           9,946
  Unrealized appreciation
  on Zero Coupons                                              232,117          62,361         293,268         182,664
  Interest income                                              195,659         241,625         630,307         741,498
                                                          ------------    ------------    ------------    ------------
                                                               763,482        (445,626)      1,095,728        (790,715)
                                                          ------------    ------------    ------------    ------------

Expenses:
  Management fees                                               22,339          19,383          72,785         157,603
  Other expenses                                                14,066          10,553          40,716          34,404
  Incentive fees                                                  --              --            80,345            --
                                                          ------------    ------------    ------------    ------------
                                                                36,405          29,936         193,846         192,007
                                                          ------------    ------------    ------------    ------------
  Net income (loss)                                            727,077        (475,562)        901,882        (982,722)
  Redemptions                                                 (276,433)       (972,527)     (1,454,206)     (2,888,452)
                                                          ------------    ------------    ------------    ------------
  Net increase (decrease) in Partners' capital                 450,644      (1,448,089)       (552,324)     (3,871,174)

Partners' capital, beginning of period                      15,571,011      16,424,017      16,573,979      18,847,102
                                                          ------------    ------------    ------------    ------------
Partners' capital, end of period                          $ 16,021,655    $ 14,975,928    $ 16,021,655    $ 14,975,928
                                                          ------------    ------------    ------------    ------------

Net asset value per Unit
  ( 11,244 and 12,889 Units outstanding
  at September 30, 2001 and 2000, respectively)           $   1,424.91    $   1,161.92    $   1,424.91    $   1,161.92
                                                          ------------    ------------    ------------    ------------
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent            $      63.57    $     (34.64)   $      76.56    $     (66.62)
                                                          ------------    ------------    ------------    ------------


See Notes to Financial Statements

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2001, all trading decisions are made for the Partnership by Winton Capital Management Ltd. and Willowbridge Associates Inc. (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2001 and December 31, 2000 and the results of its operations for the three and nine months ended September 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

2.     Financial Highligths:

     Changes in net asset value per Unit for the three and nine months ended September 30, 2001 and 2000 were as follows:

                                        THREE-MONTHS ENDED          NINE-MONTHS ENDED
                                           SEPTEMBER 30,               SEPTEMBER, 30
                                  ------------------------      ----------------------
                                         2001         2000          2001          2000
                                  ------------------------      ----------------------
Net realized and unrealized
  gains(losses)                 $      28.26  $     (55.27) $      10.75  $    (118.43)
Realized and unrealized gains
  on Zero Coupons                      21.39          5.20         29.05         13.55
Interest income                        17.10         17.60         52.81         51.37
Expenses                               (3.18)        (2.17)       (16.05)       (13.11)
                                   ---------     ---------     ---------     ---------

Increase(decrease) for period          63.57        (34.64)        76.56        (66.62)
Net Asset Value per Unit,
 beginning of period                1,361.34      1,196.56      1,348.35      1,228.54
                                   ---------     ---------     ---------     ---------

Net Asset Value per Unit
 end of period                  $   1,424.91  $   1,161.92  $   1,424.91  $   1,161.92
                                   =========     =========     =========     =========

Total Return                            4.7%                        5.7%

Ratio of expenses, including
 brokerage commissions, to
 average net assets *                   4.7%                        5.6%

Ratio of net income to
 average net assets *                  18.3%                        7.3%

*  Annualized


                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the nine and twelve months ended September 30, 2001 and December 31, 2000, respectively, based on a monthly calculation, was $546,756 and $575,395, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2001 and December 31, 2000, was $701,633 and $1,258,784, respectively, as detailed below.


                                        Fair Value
                                ---------------------------
                                September 30, December 31,
                                     2001        2000
                                -----------   ------------
Currency:
- Exchange Traded Contracts    $   100,996   $   636,230
Energy                              26,903        20,337
Grains                              68,117        36,478
Interest Rates U.S.                172,960       233,656
Interest Rates Non-U.S             156,105       263,893
Livestock                           33,050        42,715
Metals:
 - Exchange Traded Contracts        40,728        44,580
 - OTC Contracts                    49,888       (35,340)
Softs                               44,862        15,484
Indices                              2,183        (3,198)
Lumber                               5,841         3,949
                               -----------   -----------

Total                          $   701,633   $ 1,258,784
                               ===========   ===========

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

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

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred during the third quarter of 2001.

     The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 2001, Partnership capital decreased 3.3% from $16,573,979 to $16,021,655. This decrease was attributable to the redemption of 1,048 Units resulting in an outflow of $1,454,206 which was partially offset by the net income from operations of $901,882 for the nine months ended September 30, 2001. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's third quarter of 2001, the net asset value per unit increased 4.7% from $1,361.34 to $1,424.91 as compared to a decrease of 2.9% in the third quarter of 2000. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2001 of $471,895. Gains were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, softs and metals and were partially offset by losses in energy, livestock and indices. The Partnership experienced a net trading loss before commissions and related fees in the third quarter of 2000 of $622,669. Losses were primarily attributable to the trading of commodity futures in currencies, grains, non-U.S. interest rates, livestock, metals, indices and softs and were partially offset by gains in U.S. interest rates and energy.

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

     Interest Income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three and nine months ended September 30, 2001 decreased by $45,966 and $111,191, respectively, as compared to the corresponding periods in 2000. The decrease in interest income is primarily due to the decrease in interest rates and the effect of redemptions on the Partnership's equity maintained in cash during the three and nine month periods ended September 30, 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset value. Brokerage commissions and fees for the three and nine months ended September 30, 2001 increased by $12,833 and decreased by $6,485, respectively, as compared to the corresponding periods in 2000.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2001 increased by $2,956 and decreased by $84,818, respectively, as compared to the corresponding periods in 2000. The increase in management fee was primarily due to a slight increase in assets during the three months ended September 30, 2001 as compared to the corresponding period in 2000.

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2001 resulted in incentive fees of $0 and $80,345, respectively. There were no incentive fees earned for the three and nine months ended September 30, 2000.

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

     Market movements result in frequent changes in the fair value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2001, the Partnership's total capitalization was $16,021,655. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2000.


                               September 30, 2001
                                   (Unaudited)

                                                                     Year to Date
                                              % of Total        High            Low
Market Sector                Value at Risk Capitalization  Value at Risk   Value at Risk
----------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $  136,449      0.85%     $  214,971      $  117,565
Energy                            110,500      0.69%        284,100          28,220
Grains                             95,383      0.60%        138,012          27,097
Interest Rates U.S.               141,400      0.88%        213,500           6,300
Interest Rates Non-U.S            527,252      3.29%        858,651         207,951
Livestock                          14,736      0.09%         82,640           8,053
Metals:
 - Exchange Traded Contracts      106,200      0.66%        159,200          48,900
 - OTC Contracts                   86,200      0.54%        100,725          26,325
Softs                              72,296      0.45%        131,867          47,686
Indices                            15,198      0.10%        185,144             975
Lumber                              1,300      0.01%          7,700             950
                             ----------   ----------
Total                          $1,306,914      8.16%
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

Date:  11/8/01

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   Smith Barney Futures Management LLC
           (General Partner)


By:   /s/ David J. Vogel, President
           David J. Vogel, President


Date:  11/8/01


By:        /s/ Daniel R. McAuliffe, Jr.
           ----------------------------------
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and
           Director

Date:  11/8/01