Form 10-K
period 2001-12-31
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 2002-03-27
CIK 1005335

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 2001

Commission File Number 0-22489
                       -------

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
 ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                              13-3862967
 ------------------------------------------------------------------------
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)         Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
-------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

------------------------------------------------------------------------
              (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act: None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act: Units of Limited
                                                            Partnership
                                                            Interest
                                                            ----------------
                                                            (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28, 2002, Limited Partnership Units with an aggregate value of $13,995,103 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                               PART I

Item 1. Business.
        ---------
     (a) General development of business. Smith Barney Principal Plus Futures Fund L.P. II (the "Partnership") is a limited partnership organized on November 16, 1995 under the partnership laws of the State of New York. The Partnership engages in speculative trading of commodity interests, including contracts on foreign currencies, commodity options and commodity futures contracts including futures contracts on United States Treasury and other financial instruments, foreign currencies and stock indices. The Partnership maintains a portion of its assets in principal amounts stripped from U.S. Treasury Bonds under the Treasury's STRIPS program ("Zero Coupons") which payments will be due November 15, 2003. The Partnership uses the Zero Coupons and its other assets to margin its commodities account.
     A total of 60,000 Units of Limited Partnership Interest in the Partnership (the "Units") were offered to the public. Between April 3, 1996 and August 8, 1996, 19,897 Units were sold to the public at $1,000 per Unit. Proceeds of the offering along with the General Partners' contribution of $203,000 were held in escrow until August 9, 1996 at which time an aggregate of $20,100,000 were turned over to the Partnership and the Partnership commenced trading operations.
     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc.

("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. The Partnership's trading of futures, forwards and options contracts, if applicable, on commodities is done on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SSB.
     Under the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner administers the business and affairs of the Partnership. As of December 31, 2001, all commodity trading decisions are made for the Partnership by Winton Capital Management ("Winton") and Willowbridge Associates Inc. ("Willowbridge") (collectively, the "Advisors"). Neither of the Advisors is affiliated with the General Partner or SSB. The Advisors are not responsible for the organization or operation of the Partnership.
     Pursuant to the terms of the Management Agreements (the "Management Agreements"), the Partnership is obligated to pay Willowbridge a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to it and pay Winton a monthly management fee equal to 1/8 of 1% (1.5% per year) of the month-end Net Assets allocated to it. The Partnership will also pay each Advisor an incentive fee payable quarterly equal to 20% of New Trading Profits earned by it for the Partnership (as defined in the Management Agreements).
     The Customer Agreement provides that the Partnership will pay SSB a monthly brokerage fee equal to 7/12 of 1% of month-end Net Assets allocated to the

Advisors (7% per year) in lieu of brokerage commissions on a per trade basis. SSB pays a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.
     In addition, SSB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.
     In the unlikely event that the Partnership is required to meet a margin call in excess of the cash balance in its trading accounts, SSBHI will contribute up to an amount equal to the maturity value of the Zero Coupons held by the Partnership at the time of such call to the capital of the Partnership to permit it to meet its margin obligations in excess of its cash balance. The guarantee can only be invoked once. After the guarantee is invoked, trading will cease and the General Partner will either wait until the end of the month in which the Zero Coupons come due (November 2003), (the "First Payment Date"), or will distribute cash and Zero Coupons to the limited partners. The General Partner will provide a copy of SSBHI's annual report as filed with the SEC to any limited partner requesting it.
     (b)  Financial  information  about  industry  segments.  The  Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the years ended December 31, 2001, 2000 1999, 1998 and 1997 is set forth under "Item 6. Selected Financial Data." Partnership capital as of December 31, 2001, was $15,415,522.
         (c)        Narrative description of business.
                    ---------------------------------
                    See Paragraphs (a) and (b) above.
                    (i) through (x) - Not applicable.
                    (xi) through (xii) - Not applicable.
                    (xiii) - The Partnership has no employees.
     (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.
Item 2.  Properties.
         ----------
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.
Item 3.  Legal Proceedings.
         -----------------
     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Salomon Smith Barney Holdings Inc. ("SSBH") or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
     Salomon Smith Barney Inc. ("SSB") is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. SSB is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. SSB and its affiliates also provide investment banking and other financial services for clients worldwide.
     There have been no administrative, civil or criminal actions pending, on appeal or concluded against SSB or any of its individual principals within the past five years that management believes may have a material impact on SSB's ability to act as an FCM. In the ordinary course of its business, SSB is a party to various claims and regulatory inquiries. Proceedings deemed to be material for purposes of Commodity Futures Trading Commission ("CFTC") disclosure requirements are:
     In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT"), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U. S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company. Plaintiffs filed a petition for certiorari with the U. S. Supreme Court seeking review of the decision of the Court of Appeals, which was granted in January 2000. After hearing oral argument, on June 12, 2000, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Seventh Circuit's judgment, which had overturned the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company, and remanded the matter to the circuit court for further proceedings. Subsequently, the circuit court remanded the matter to the U.S. District Court for the Northern District of Illinois for further proceedings.
     Both the Department of Labor and the Internal Revenue Service ("IRS") have advised SBI that they were or are reviewing the underlying transactions. With respect to the IRS, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBH, SBI or SBRC.

     In June 1998, complaints were filed in the U.S. district Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc, et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the IRS denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. SSB has asked the court to dismiss the amended complaints. The Court denied the motion but stayed the case. Subsequently, the city withdrew the lawsuit.
     In November 1998, a class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The Complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, Charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. SSB has asked the court to dismiss the amended complaint. In November 1999, SSB moved to dismiss the amended complaint. In May 2001, the parties reached, and the court preliminarily approved, a tentative settlement. In September 2001, the court approved the settlement.
     In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting and industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions, In April 2000 SSB and several other broker-dealers entered into a settlement with the IRS and the SEC.
     In December 1998, SSB was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, SSB, without admitting or denying the factual allegation, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules 15cl -2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.
     In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). Plaintiffs allege that while acting as their prime broker SSB breached its contracts with plaintiffs, converted plaintiffs' monies and engaged in tortious conduct, including breaching its fiduciary duties. In October 1999, the court dismissed plaintiffs' tort claims, including the breach of fiduciary duty claims, but allowed the breach of contract and conversion claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiffs' motion to strike the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution. Discovery is ongoing.
     SSBH and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which SSBH's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. In the opinion of SSBH's management, none of these actions is expected to have a material adverse effect on the results of operations, consolidated financial condition or liquidity of SSBH and its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders.
         There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Security
        Holder Matters.

        (a) Market Information. The Partnership has issued no stock. There is no public market for the Units of Limited Partnership Interest.
        (b) Holders. The number of holders of Units of Limited Partnership Interest as of December 31, 2001 was 809.
        (c) Distribution. The Partnership did not declare a distribution in 2001 or 2000.
        (d) Use of Proceeds. There were no additional sales in the years ended December 31, 2001, 2000 and 1999.

     Item 6. Selected Financial Data. Net realized and unrealized trading gains (losses), realized and unrealized gains (losses) on Zero Coupons, interest income, net income (loss) and increase (decrease) in Net Asset Value per Unit for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 and total assets at December 31, 2001, 2000, 1999, 1998 and 1997 were as follows:

                                               2001           2000            1999            1998           1997
                                      -------------   ------------    -------------   ------------   ------------
Realized and unrealized trading
gains(losses)net of brokerage
commissions and clearing fees
of $649,493, $624,556, $934,444,
$914,741, and $958,141,
respectively                          $   (164,612)   $    203,233    $ (1,722,069)   $  2,010,123   $    372,990

Realized and unrealized
 appreciation (depreciation)
 on  Zero Coupons                          279,052         471,530      (1,058,378)        644,098        429,903


Interest income                            814,370         970,693       1,106,132       1,126,341      1,212,251
                                      ------------    ------------    ------------    ------------   ------------
                                      $    928,810    $  1,645,456    $ (1,674,315)   $  3,780,562   $  2,015,144
                                      ============    ============    ============    ============   ============
Net income (loss)                     $    698,088    $  1,420,294    $ (2,130,054)   $  3,174,331   $  1,359,429
                                      ============    ============    ============    ============   ============
Increase (decrease) in
 Net Asset Value per Unit             $      58.43    $     119.81    $    (133.74)   $     186.29   $      68.65
                                      ============    ============    ============    ============   ============

Total assets                          $ 15,909,719    $ 17,471,747    $ 19,486,036    $ 23,386,690   $ 23,217,865
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

A limited partner may cause all of his Units to be redeemed by the Partnership at the net asset value thereof as of the last day of a quarter (the "Redemption Date") on ten days' written notice to the General Partner. Redemption fees equal to 2% of redemption net asset value per Unit redeemed will be charged to any limited partner who redeems his Units on the first, second or third possible redemption dates and 1% on the fourth and fifth possible redemption dates, respectively. Thereafter, no redemption fee will be charged. For the year ended December 31, 2001, 1,334 Units were redeemed totaling $1,856,545. For the year ended December 31, 2000, 3,049 Units were redeemed totaling $3,693,417. For the year ended December 31, 1999, 1,497 Units were redeemed totaling $1,960,998.
     For each Unit redeemed the Partnership liquidates $1,000 (principal amount) of Zero Coupons and will continue to liquidate $1,000 (principal amount) of Zero Coupons per Unit redeemed. These liquidations will be at market value which will be less than the amount payable on their due date. Moreover, it is possible that the market value of the Zero Coupon could be less than its purchase price plus the original issue discount amortized to date.
     (c) Results of operations. For the year ended December 31, 2001, the Net Asset Value per Unit increased 4.3% from $1,348.35 to $1,406.78. For the year ended December 31, 2000, the Net Asset Value per Unit increased 9.8% from $1,228.54 to $1,348.35. For the year ended December 31, 1999, the Net Asset Value per Unit decreased 9.8% from $1,362.28 to $1,228.54.

     The Partnership experienced net trading gains of $484,881, before commissions and expenses in 2001. Gains were attributable to trading in energy, grains, softs and U.S. and non-U.S. interest rates products offset by losses in currencies, livestock, metals and indices. The Partnership experienced unrealized appreciation of $215,895 on Zero Coupons during 2001 and a gain on the sale of Zero Coupons of $63,157 during 2001.
     The   Partnership   experienced   net  trading  gains  of  $827,789  before
commissions and expenses in 2000. Gains were primarily attributable to the trading in currencies, energy, U.S. and non-U.S. interest rates and were partially offset by losses recognized in the trading of grains, softs, livestock, metals and indices. The Partnership experienced unrealized appreciation of $446,478 on Zero Coupons during 2000 and a gain on the sale of Zero Coupons of $25,052 during 2000.
     The Partnership experienced net trading losses of $787,625 before commissions and expenses for the period ended December 31, 1999. Losses were attributable to the trading of commodity futures in non-U.S. interest rates, softs, indices, metals, grains and currencies offset by gains in U.S interest rates and energy. The Partnership experienced unrealized depreciation of $1,084,077 on Zero Coupons during 1999 and a gain on the sale of Zero coupons of $25,699 during 1999.
     Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.
     (d) Operational Risk
     The Partnership is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.
Such risks include:
     Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

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

The Partnership's Trading Value at Risk in Different Market Sectors
     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2001. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2001, the Partnership's total capitalization was $15,415,522.


                                       December 31, 2001

                                                                          Year to Date
                                                  % of Total            High         Low
Market Sector                Value at Risk    Capitalization   Value at Risk   Value at Risk
--------------------------------------------------------------------------------------------
Currencies
 - Exchange Traded Contracts   $  152,825             0.99%  $       214,971   $  117,565
Energy                            147,600             0.96%          284,100       28,220
Grains                            108,893             0.71%          138,012       27,097
Interest rates U.S                 23,425             0.15%          213,500        6,300
Interest rates Non-U.S            197,971             1.28%          860,350      181,465
Livestock                          19,680             0.13%           82,640        6,237
Metals
Exchange Traded Contracts          84,800             0.55%          122,400       38,900
OTC Contracts                      25,100             0.16%           86,200       10,350
Softs                              60,978             0.40%          131,867       47,686
Indices                           204,231             1.32%          280,568          975
Lumber                              1,300             0.01%            7,900          950
                               ----------        ----------
Total                          $1,026,803             6.66%
                               ==========        ==========


     As of December 31, 2000, the Partnership's total capitalization was $16,573,979.

                                December 31, 2000

                                                                        Year to Date
                                              % of Total           High            Low
Market Sector                Value at Risk   Capitalization   Value at Risk  Value at Risk
----------------------------------------------------------------------------------------
Currencies
 - Exchange Traded Contracts   $  197,938            1.19%       $  532,135   $   53,445
Energy                             34,000            0.21%          790,700       25,700
Grains                             66,789            0.40%          209,900        6,300
Interest rates U.S                119,000            0.72%          272,600       10,090
Interest rates Non-U.S            552,984            3.34%          736,677      170,842
Livestock                          28,520            0.17%           56,540        4,500
Metals (Exchange Traded and
 OTC Contracts)                   120,725            0.73%          300,550       18,000
Softs                              61,822            0.37%          209,500       21,500
Indices                            26,202            0.16%          303,411       12,344
Lumber                              2,200            0.01%          170,955        1,100
                               ----------       ----------
Total                          $1,210,180            7.30%
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

     The following were the primary trading risk exposures of the Partnership as of December 31, 2001, by market sector.
     Interest Rates. Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.
     Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing

Value at Risk in a functional currency other than dollars.
     Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. As of December 31, 2001, the Partnership's primary exposures were in the S&P 500, Financial Times (England), and CAC40 (France) stock indices. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)
     Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum, zinc and copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.
     Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cocoa, cotton and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2001.

     Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
-----------------------------------------------------------

  The following were the only  non-trading  risk exposures of the Partnership as of December 31, 2001.
     Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, Australian dollar, British pounds and Euro dollar. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.
     Securities Positions. The Partnership's only market exposure in instruments held other than for trading is in its securitites portfolio. The Partnership maintains a portion of its assets in principal amounts stripped from U.S. Treasury Bonds under the Treasury's STRIPS program. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Partnership's securities.
Qualitative Disclosures Regarding Means of Managing Risk Exposure
     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.
     The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require certain of the Advisors to close out individual positions as well as enter certain positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors' own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.
     Each Advisor applies its own risk management policies to its trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors' research of risk management often suggests ongoing modifications to their trading programs.
     As part of the General Partner's risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors' portfolio balance and trading techniques. The Advisors are required to notify the General Partner of any material changes to their programs.
     In the unlikely event that the Partnership is required to meet a margin call in excess of the cash balance in its trading accounts, SSBHI will contribute up to an amount equal to the maturity value of the Zero Coupons held by the Partnership at the time of such call to the capital of the Partnership to permit it to meet its margin obligations in excess of its cash balance.

Item 8.    Financial Statements and Supplementary Data.
           --------------------------------------------

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                          INDEX TO FINANCIAL STATEMENTS


                                                                      Page
                                                                      Number

                        Oath or Affirmation                            F-2

                        Report of Independent Accountants.             F-3

                        Financial Statements:
                        Statement of Financial Condition at
                        December 31, 2001 and 2000.                    F-4

                        Condensed Schedule of Investments at
                        December 31, 2001                              F-5

                        Statement of Income and Expenses for
                        the years ended December 31, 2001, 2000
                        and 1999.                                      F-6

                        Statement of Partners' Capital for
                        the years ended December 31, 2001, 2000
                        and 1999.                                      F-7

                        Notes to Financial Statements.               F-8 - F-12

                           To The Limited Partners of
                           Smith Barney Principal PLUS
                              Futures Fund L.P. II

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:  Daniel R. McAuliffe, Jr.
     Chief Financial Officer and Director
     Smith Barney Futures Management LLC
     General Partner, Smith Barney Principal PLUS
     Futures Fund L.P. II

Smith Barney Futures Management LLC
388 Greenwich Street
7th Floor
New York, N.Y.  10013
212-723-5424

                        Report of Independent Accountants

To the Partners of
   Smith Barney Principal PLUS Futures Fund L.P. II:

     In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Smith Barney Principal PLUS Futures Fund L.P. II at December 31, 2001 and 2000, and the results of its operations for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
New York, New York
February 28, 2002

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
                        Statement of Financial Condition
                           December 31, 2001 and 2000

                                                                              2001           2000
                                                                        -----------   -----------
Assets:
Equity in commodity futures trading account:
   Cash (Note 3c)                                                       $ 4,793,430   $ 4,968,714
   Net unrealized appreciation on open positions                            421,121     1,258,784
   Zero coupons, $10,958,000 and $12,292,000 principal amount in 2001 and 2000, respectively, due November 15, 2003, at fair value
    (amortized cost $9,777,282 and $10,283,556 in 2001 and 2000,
    respectively) (Notes 1 and 2)                                        10,417,551    10,707,930
                                                                        -----------   -----------
                                                                         15,632,102    16,935,428
   Receivable from SSB on sale of zero coupons                              271,528       514,560
   Interest receivable                                                        6,089        21,759
                                                                        -----------   -----------
                                                                        $15,909,719   $17,471,747
                                                                        -----------   -----------
Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions                                                          $    41,148   $    45,810
   Management fees                                                            7,190         8,607
   Professional fees                                                         38,545        34,799
   Other                                                                      4,975         3,587
  Redemptions payable (Note 5)                                              402,339       804,965
                                                                        -----------   -----------
                                                                            494,197       897,768
                                                                        -----------   -----------
Partners' capital (Notes 1, 5 and 6):
  General Partner, 203 Unit equivalents outstanding in 2001 and 2000        285,576       273,715
  Limited Partners, 10,755 and 12,089 Units of Limited Partnership
   Interest outstanding in 2001 and 2000, respectively                   15,129,946    16,300,264
                                                                        -----------   -----------
                                                                         15,415,522    16,573,979
                                                                        -----------   -----------
                                                                        $15,909,719   $17,471,747
                                                                        -----------   -----------

See notes to financial statements.

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
                        Condensed Schedule of Investments
                                December 31, 2001

Sector                                         Contract                             Fair Value
----------                                     ----------                          -----------
Currencies                                     Futures contract purchased - 0.40% $     62,698
                                               Futures contracts sold - 1.16%          178,335
                                                                                  ------------
  Total Currencies - 1.56%                                                             241,033
                                                                                  ------------

Energy                                         Futures contract purchased - (0.07)%    (10,025)
                                               Futures contracts sold - 0.07%           10,410
                                                                                  ------------
  Total Energy - 0.00%                                                                     385
                                                                                  ------------

Grains                                         Futures contract purchased - 0.00%  *    (1,000)
                                               Futures contracts sold - 0.61%           94,757
                                                                                  ------------
  Total Grains - 0.61%                                                                  93,757
                                                                                  ------------

Interest Rates Non-U.S                         Futures contract - purchased  (0.11)%   (17,938)
                                               Futures contracts sold - 0.34%           52,742
                                                                                  ------------
  Total Interest Rates Non-U.S. - 0.23%                                                 34,804
                                                                                  ------------

Interest Rates                                 Futures contract purchased - 0.03%        5,790
                                               Futures contracts sold - (0.01)%         (2,613)
                                                                                  ------------
  Total Interest Rates U.S. - 0.02%                                                      3,177
                                                                                  ------------

Livestock                                      Futures contract  purchased - 0.08%      12,920
                                               Futures contracts sold - (0.04)%         (6,880)
                                                                                  ------------
  Total Livestock - 0.04%                                                                6,040
                                                                                  ------------

Metals                                         Futures contract  purchased - 0.03%       5,560
                                               Futures contracts sold - (0.19)%        (29,501)
                                                                                  ------------
  Total Metals - (0.16)%                                                               (23,941)
                                                                                  ------------

Total Lumber - (0.01)%                         Futures contract sold (0.01)%            (1,661)
                                                                                  ------------

Softs                                          Futures contract purchased - 0.13%       20,397
                                               Futures contracts sold - 0.03%            4,593
                                                                                  ------------
  Total Softs - 0.16%                                                                   24,990
                                                                                  ------------

Total Indices - 0.28%                          Futures contract purchased - 0.28%       42,537
                                                                                  ------------

Total Fair Value - 2.73%                                                               421,121

Total Zero Coupons - 67.58%                    Zero Coupon Bond, 11/15/2003
                                               (amortized cost $9,777,282)          10,417,551
                                                                                  ------------
Total Investments - 70.31%                                                        $ 10,838,672
                                                                                  ------------

        Country Composition                                Investments              % of Investments
                                                             at Value                   at Value
        -------------------                         ------------------          --------------------
        Australia                                               $7,645                     0.07%
        Canada                                                   8,263                     0.08%
        France                                                   6,113                     0.05%
        Germany                                                 33,361                     0.31%
        Hong Kong                                                  910                     0.01%
        Japan                                                   (1,881)                   (0.02)%
        Singapore                                              (11,076)                   (0.10)%
        United Kingdom                                         (53,418)                   (0.49)%
        United States                                       10,848,756                   100.09%
                                                     ------------------          ----------------
                                                           $10,838,672                   100.00%
                                                     ==================          ================

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding.

 See notes to financial statements.
                                        F-5

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
                        Statement of Income and Expenses
              for the years ended December 31, 2001, 2000 and 1999

                                                                     2001           2000           1999
                                                             -----------    -----------    -----------
Income:
  Net gains (losses) on trading of commodity interests:
   Realized gains (losses) on closed positions               $ 1,322,544    $  (117,327)   $  (197,588)
   Change in unrealized gains (losses) on open positions        (837,663)       945,116       (590,037)
                                                             -----------    -----------    -----------
                                                                 484,881        827,789       (787,625)
  Less, Brokerage commissions including clearing fees of
   $43,765, $38,519 and $25,058, respectively (Note 3c)         (649,493)      (624,556)      (934,444)
                                                             -----------    -----------    -----------
  Net realized and unrealized gains (losses)                    (164,612)       203,233     (1,722,069)
  Gains on sale of zero coupons                                   63,157         25,052         25,699
  Unrealized appreciation (depreciation) on zero coupons         215,895        446,478     (1,084,077)
  Interest income (Notes 2c and 3c)                              814,370        970,693      1,106,132
                                                             -----------    -----------    -----------
                                                                 928,810      1,645,456     (1,674,315)
                                                             -----------    -----------    -----------
Expenses:
  Management fees (Note 3b)                                       96,142        178,204        387,055
  Incentive fees (Note 3b)                                        80,345           --           20,500
  Professional fees                                               44,052         41,096         38,693
  Other expenses                                                  10,183          5,862          9,491
                                                             -----------    -----------    -----------
                                                                 230,722        225,162        455,739
                                                             -----------    -----------    -----------
Net income (loss)                                            $   698,088    $ 1,420,294    $(2,130,054)
                                                             -----------    -----------    -----------

Net income (loss) per Unit of Limited Partnership Interest
  and General Partner Unit equivalent (Notes 1 and 6)        $     58.43    $    119.81    $   (133.74)
                                                             -----------    -----------    -----------

See notes to financial statements.

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
                         Statement of Partners' Capital
              for the years ended December 31, 2001, 2000 and 1999


                                                               Limited           General
                                                               Partners          Partner           Total
                                                            ------------     -----------    ------------
Partners' capital at December 31, 1998                      $ 22,661,611    $    276,543    $ 22,938,154
Net loss                                                      (2,102,905)        (27,149)     (2,130,054)
Redemption of 1,497 Units of Limited Partnership Interest     (1,960,998)           --        (1,960,998)
                                                            ------------    ------------    ------------
Partners' capital at December 31, 1999                        18,597,708         249,394      18,847,102
Net income                                                     1,395,973          24,321       1,420,294
Redemption of 3,049 Units of Limited Partnership Interest     (3,693,417)           --        (3,693,417)
                                                            ------------    ------------    ------------
Partners' capital at December 31, 2000                        16,300,264         273,715      16,573,979
Net income                                                       686,227          11,861         698,088
Redemption of 1,334 Units of Limited Partnership Interest     (1,856,545)           --        (1,856,545)
                                                            ------------    ------------    ------------
Partners' capital at December 31, 2001                      $ 15,129,946    $    285,576    $ 15,415,522
                                                            ------------    ------------    ------------



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

     e. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.  Agreements:
     a. Limited Partnership Agreement: The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

    b. Management Agreements:
     The General Partner, on behalf of the Partnership, has entered into Management Agreements with Winton Capital Management ("Winton") and Willowbridge Associates Inc. ("Willowbridge") (the "Advisors"), which provide that the Advisors have sole discretion in determining the investment of the assets of the Partnership allocated to each Advisor by the General Partner. As compensation for services, the Partnership is obligated to pay Willowbridge a monthly management fee of 1/6 of 1% (2% per year) of month-end Net Assets allocated to it and pay Winton a monthly management fee of 1/8 of 1% (1.5% per year) of month-end Net Assets allocated to it. The Partnership will also pay each Advisor an incentive fee payable quarterly equal to 20% of New Trading Profits, as defined in the Management Agreements.

    c. Customer Agreement:
     The Partnership has entered into a Customer Agreement which provides that the Partnership will pay SSB a monthly brokerage fee equal to 7/12 of 1% of month-end Net Assets allocated to the Advisors (7% per year) in lieu of brokerage commissions on a per trade basis. A portion of this fee is paid to employees of SSB who have sold Units of the Partnership. This fee does not include exchange, clearing, user, give-up, floor brokerage and NFA fees which will be borne by the Partnership. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership maintains a portion of these assets in Zero Coupons and a portion in cash. The Partnership's cash is deposited by SSB in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2001 and 2000, the amount of cash held for margin requirements was $1,243,463 and $1,408,303, respectively. SSB will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party.

4.  Trading Activities:
     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses. All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2001 and 2000, based on a monthly calculation, was $568,840 and $575,395, respectively. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 2001 and 2000 was $421,121 and $1,258,784, respectively.

                                                      Fair Value
                                                      December 31,
                                                         2000
                                                     ------------
 Currencies:
        -Exchange Traded Contracts                      $636,230
    Energy                                                20,337
    Grains                                                36,478
    Interest Rates U.S.                                  233,656
    Interest Rates Non-U.S.                              263,893
    Livestock                                             42,715
    Metals:
        -Exchange Traded Contracts                         9,240
    Softs                                                 15,484
    Indices                                               (3,198)
    Lumber                                                 3,949
                                                     ------------
    Total                                             $1,258,784
                                                     ------------



5.  Distributions and Redemptions:
     Distributions of profits, if any, will be made at the sole discretion of the General Partner. Beginning with the end of the first full quarter ending at least six months after trading commenced (March 31, 1997), on 10 days' notice to the General Partner, a limited partner may require the Partnership to redeem his Units at their Redemption Net Asset Value as of the last day of a quarter. Redemption fees equal to 2% of Redemption Net Asset Value per Unit redeemed will be charged to any limited partner who redeems his Units on the first, second or third possible redemption date, and 1% on the fourth and fifth possible redemption dates. Thereafter, no redemption fee will be charged. There were no redemption fees charged during 2001, 2000 and 1999.

6.  Financial Highlights:
     Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                                  2001         2000         1999
                                                           ------------   ----------   ----------
    Net realized and unrealized gains (losses)            $     (15.04)$      31.16 $    (109.18)
    Realized and unrealized appreciation (depreciation)
     on Zero Coupons                                             23.63        35.19       (64.64)
    Interest income                                              69.18        69.15        68.06
    Expenses                                                    (19.34)      (15.69)      (27.98)
                                                             ---------    ---------    ---------
    Increase (decrease) for period                               58.43       119.81      (133.74)
    Net asset value per Unit, beginning of year               1,348.35     1,228.54     1,362.28
                                                             ---------    ---------    ---------
    Net asset value per Unit, end of year                 $   1,406.78 $   1,348.35 $   1,228.54
                                                             ---------    ---------    ---------

    Ratios to average net assets:
    Net income before incentive fee                            4.8%
    Incentive fee                                             (0.5)%
                                                             -------
    Net income after incentive fee                             4.3%
                                                             -------


    Operating expenses                                         4.9%
    Incentive fee                                              0.5%
                                                             -------
    Total expenses and incentive fee                           5.4%
                                                             -------


    Total return:
    Total return before incentive fee                          4.8%
    Incentive fee                                             (0.5)%
                                                             -------
    Total return after incentive fee                           4.3%
                                                             -------

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

     The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of December 31, 2001. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

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

     Item 11. Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner. SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $649,493 were earned for the year ended December 31, 2001. Management fees of $96,142 were earned by the Advisors for the year ended December 31, 2001. Incentive fees of $80,345 were earned by the Advisors for the year ended December 31, 2001.

     Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a). Security ownership of certain beneficial owners.
     The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

     (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 203 (1.9%) Units of Limited Partnership Interest as of December 31, 2001.
     (c). Changes in control. None.

     Item 13. Certain Relationships and Related Transactions.

  Salomon Smith Barney Inc. and Smith Barney Futures Management LLC would be considered promoters for purposes of Item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business.", "Item 8. -------- Financial Statements and Supplementary Data." and "Item 11. Executive Compensation."

                                     PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)  (1)   Financial Statements:
                    Statement  of   Financial  Condition  at  December  31, 2001
                    and 2000.  Statement  of Income and  Expenses  for the years ended December 31, 2001, 2000 and 1999.
                    Statement  of   Partners'  Capital   for  the   years  ended
                    December 31, 2001, 2000 and 1999.
              (2)   Financial Statement  Schedules:  Financial Data Schedule for
                    the year ended December 31, 2001.
              (3)  Exhibits:

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

10.7 - Letters extending Management Agreements with John W. Henry & Company, Inc. and Willowbridge Associates Inc. (previously filed).


10.8 - Letter from the General Partner terminating Management Agreement with John W. Henry & Company Inc. (previously filed).

10.9 - Management Agreement among the Partnership, the General Partner and Winton Capital Management (previously filed).

10.10-  Letter  extending  the  Management   Agreement  with  Willowbridge  Inc.
     (previously filed).

10.11- Letters extending Management Agreements with Winton Capital Management and Willowbridge Associates Inc. for 2001 (filed herein).

(b) Reports on 8-K: None Filed.

     Supplemental  Information  To Be Furnished  With Reports Filed  Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                               SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 29th day of March 2002.

SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II


By:       Smith Barney Futures Management LLC
          (General Partner)



By        /s/  David J. Vogel
          -------------------------------------
          David J. Vogel, President & Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.



/s/ David J. Vogel                                            /s/ Shelley Ullman
-----------------------------                                ------------------
David J. Vogel                                                    Director
Director, Principal Executive
Officer and President



/s/ Maureen O'Toole                                           /s/ Steve J. Keltz
-------------------------                                    ------------------
Maureen O'Toole                                           Secretary and Director
Director



/s/ Daniel R. McAuliffe, Jr.
------------------------------
Daniel R. McAuliffe, Jr.
Chief Financial Officer and
Director