Form 10-Q
period 2002-03-31
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 2002-05-14
CIK 1005335

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 2002

Commission File Number 0-22489


           SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
--------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


            New York                         13-3862967
--------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
--------------------------------------------------------------------------------
             (Address and Zip Code of principal executive offices)

                         (212) 723-5424
--------------------------------------------------------------------------------
        (Registrant's    telephone    number, including area code)



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

                                                                            Page
                                                                          Number

PART I - Financial Information:

           Item 1.       Financial Statements:
                         Statement of Financial Condition at
                         March 31, 2002 and December 31,
                         2001 (unaudited).                                   3

                         Condensed Schedules of Investments at
                         March 31, 2002 and December 31, 2001
                         (unaudited).                                      4 - 5

                         Statement of Income and Expenses and
                         Partners' Capital for the three months
                         ended March 31, 2002 and 2001 (unaudited).          6

                         Notes to Financial Statements
                         (unaudited)                                      7 - 10

           Item 2.       Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                                      11 - 12

           Item 3.       Quantitative and Qualitative Disclosures
                         of Market Risk                                  13 - 14

PART II - Other Information                                                15

                                     PART I

                          Item 1. Financial Statements

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                          March 31,  December 31,
                                                             2002           2001
                                                        -------------------------

ASSETS:
Equity in commodity futures trading account:
  Cash                                                  $ 3,899,164   $ 4,793,430
  Net unrealized appreciation
   on open contracts                                        680,446       421,121
  Zero coupons, $10,486,000 and $10,958,000 principal
   amount in 2002 and 2001, repectively,
   due November 15, 2003 at market value
   (amortized cost $9,505,883 and $9,777,282
    in 2002 and 2001, respectively)                       9,985,084    10,417,551
                                                        -----------   -----------
                                                         14,564,694    15,632,102

 Receivable from SSB on sale of  zero coupons               448,400       271,528
 Interest income                                              5,109         6,089
                                                        -----------   -----------
                                                        $15,018,203   $15,909,719
                                                        ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                           $    34,402   $    41,148
  Management fees                                             6,302         7,190
  Other                                                      55,235        43,520
 Redemptions payable                                        642,755       402,339
                                                        -----------   -----------
                                                            738,694       494,197
                                                        -----------   -----------

Partners' Capital:

General Partner, 203 Unit equivalents
  outstanding  in 2002 and 2001                             276,439       285,576
Limited Partners, 10,283 and 10,755 Units of
  Limited Partnership Interest outstanding
  in 2002 and 2001, respectively                         14,003,070    15,129,946
                                                        -----------   -----------
                                                         14,279,509    15,415,522
                                                        -----------   -----------
                                                        $15,018,203   $15,909,719
                                                        ===========   ===========



See Notes to Financial Statements.


                         Smtih Barney Principal PLUS II
                                Futures Fund L.P.
                        Condensed Schedule of Investments
                                 March 31, 2002
                                   (Unaudited)
Sector              Contract                                          Fair Value
--------------     ------------------------                         ------------
Currencies
                   Futures contracts purchased - 14%                    $ 21,272
                   Futures contracts sold - 0.20%                         27,560
                                                                      ----------
      Total Currencies - .34%                                             48,832
                                                                      ----------
Total Energy - 1.60 %   Futures contracts purchased - 1.60%              228,643
                                                                      ----------
Grains
                   Futures contracts purchased - 0.25%                    35,776
                   Futures contracts sold - 0.31%                         43,650
                                                                      ----------
      Total Grains - 0.56%                                                79,426
                                                                      ----------
 Interest Rates Non-U.S.
                   Futures contracts purchased - 0.19%                    26,169
                   Futures contracts sold - 0.94%                        134,137
                                                                      ----------
      Total Interest Rates Non-U.S. - 1.13%                              160,306
                                                                      ----------

 Total Interest Rates U.S. - 0.64%   Futures contracts sold - 0.64%       90,879
                                                                      ----------

Total Livestock - 0.14%  Futures contracts sold - 0.14%                   20,265
                                                                      ----------
Metals
                    Futures contracts purchased - 0.21%                   29,774
                    Futures contracts sold - (0.17)%                     (24,682)
                                                                      ----------
       Total Metals - 0.04%                                                5,092
                                                                      ----------

Total Lumber - (0.03)%   Futures contracts purchased - (0.03)%            (3,971)
                                                                      ----------
 Softs
                     Futures contracts purchased - 0.35%                  49,952
                     Futures contracts sold - (0.05)%                     (6,353)
                                                                      ----------
       Total Softs - 0.30%                                                43,599
                                                                      ----------

 Total Indices - 0.04%   Futures contracts purchased - 0.04%               7,375
                                                                      ----------


Total Fair Value - 4.77%                                                 680,446
Total Zero Coupons  - 69.92%    Zero Coupon Bond 11/13/2003
                                (amortized cost $9,505,883)            9,985,084
                                                                    ------------
Total Investments - 74.69%                                          $ 10,665,530
                                                                    ============

                                                             % of Investments at
    Country Composition     Investments at Fair Value                 Fair Value
    -------------------     -------------------------           ----------------
      Australia                     $ (6,950)                            (0.07)%
      Canada                           1,302                              0.01%
      European Union                  92,389                              0.87%
      Hong Kong                        1,058                              0.01%
      Japan                           53,547                              0.50%
      Singapore                          991                              0.01%
      Switzerland                       (433)                             0.00%
      United Kingdom                  60,835                              0.57%
      United States               10,462,791                             98.10%
                            ------------------------                  ----------
                                $ 10,665,530                            100.00%
                            ========================                  ==========


Percentages are based on Net Assets
* Due to rounding

See Notes to Financial Statements

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
                        Condensed Schedule of Investments
                                December 31, 2001
                                   (Unaudited)

Sector              Contract                                          Fair Value
-----------------------------------------------------------           ----------
Currencies
                    Futures contracts purchased - 0.40%                 $ 62,698
                    Futures contracts sold - 1.16%                       178,335
                                                                       ---------
     Total Currencies - 1.56%                                            241,033
                                                                       ---------

Energy              Futures contracts purchased - (0.07)%                (10,025)
                    Futures contracts sold - 0.07%                        10,410
                                                                       ---------
     Total Energy - 0.00%*                                                   385
                                                                       ---------
Grains
                    Futures contracts purchased - 0.00% *                 (1,000)
                    Futures contracts sold - 0.61%                        94,757
                                                                       ---------
      Total Grains - 0.61%                                                93,757
                                                                       ---------
Interest Rates Non-U.S.
                    Futures contracts purchased - (0.11)%                (17,938)
                    Futures contracts sold - 0.34%                        52,742
                                                                       ---------
      Total Interest Rates Non-U.S. - 0.23%                               34,804
                                                                      ----------
Interest Rates
                    Futures contracts purchased - 0.03%                    5,790
                    Futures contracts sold - (0.01)%                      (2,613)
                                                                       ---------
     Total Interest Rates U.S. - 0.02%                                     3,177
                                                                       ---------
Livestock
                    Futures contracts purchased - 0.08%                   12,920
                    Futures contracts sold - (0.04)%                      (6,880)
                                                                       ---------
      Total Livestock - 0.04%                                              6,040
                                                                       ---------
Metals
                    Futures contracts purchased - 0.03%                    5,560
                    Futures contracts sold - (0.19)%                     (29,501)
                                                                       ---------
      Total Metals - (0.16)%                                             (23,941)
                                                                       ---------

Total Lumber - (0.01)%      Futures contracts sold - (0.01)%              (1,661)
                                                                       ---------
Softs
                    Futures contracts purchased - 0.13%                   20,397
                    Futures contracts sold - 0.03%                         4,593
                                                                       ---------
      Total Softs - 0.16%                                                 24,990
                                                                       ---------

Total Indices - 0.28%    Futures contracts purchased - 0.28%              42,537
                                                                       ---------

Total Fair Value - 2.73%                                                 421,121
                                                                       ---------

Total Zero Coupons - 67.58%       Zero Coupon Bond, 11/15/2003
                                  (amortized cost $9,777,282)         10,417,551
                                                                      ----------
Total Investments - 70.31%                                           $10,838,672
                                                                      ==========

                                                                % of Investments
      Country Composition       Investments at Fair Value          at Fair Value
    -----------------------     -------------------------       ----------------

        Australia                      $ 7,645                            0.07%
        Canada                           8,263                            0.08%
        France                           6,113                            0.05%
        Germany                         33,361                            0.31%
        Hong Kong                          910                            0.01%
        Japan                           (1,881)                          (0.02)%
        Singapore                      (11,076)                          (0.10)%
        United Kingdom                 (53,418)                          (0.49)%
        United States               10,848,756                          100.09%
                                --------------------------      ----------------
                                  $ 10,838,672                          100.00%
                                ==========================      ================
Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding.
See Notes to Financial Statements.

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ---------------------------
                                                        2002              2001
                                                     --------------------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions       $   (634,495)   $  1,474,471
  Change in unrealized gains (losses) on open
   positions                                             259,325        (615,808)

                                                    ------------    ------------

                                                        (375,170)        858,663

  Gain on sale of zero coupons                            20,518           9,888
  Unrealized appreciation (depreciation)
     on zero coupons                                    (161,068)        143,306
  Interest income                                        171,145         226,569

                                                    ------------    ------------

                                                        (344,575)      1,238,426

                                                    ------------    ------------


Expenses:
  Brokerage commissions including clearing fees
   of $7,713 and $11,678, respectively                   119,251         174,354 *
  Management fees                                         17,716          26,238
  Other expenses                                          11,716          13,375
  Incentive fees                                            --            80,345
                                                    ------------    ------------

                                                         148,683         294,312

                                                    ------------    ------------

  Net income (loss)                                     (493,258)        944,114
  Redemptions                                           (642,755)       (339,188)

                                                    ------------    ------------

  Net increase (decrease) in Partners' capital        (1,136,013)        604,926

Partners' capital, beginning of period                15,415,522      16,573,979

                                                    ------------    ------------

Partners' capital, end of period                    $ 14,279,509    $ 17,178,905
                                                    ------------    ------------

Net asset value per Unit
  (10,486 and 12,054 Units outstanding
  at March 31, 2002 and 2001, respectively)         $   1,361.77    $   1,425.16
                                                    ------------    ------------

Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent      $     (45.01)   $      76.81
                                                    ------------    ------------

* Amount reclassified for comparative purposes
See Notes to Financial Statements


* Amount reclassified for comparative purposes

See Notes to Financial Statements

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)

1.  General

     Smith Barney Principal Plus Futures Fund L.P. II (the "Partnership") was formed under the laws of the State of New York on November 16, 1995. The Partnership engages in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership maintains a portion of its assets in principal amounts stripped from U.S. Treasury Bonds under the Treasur's STRIPS program which payments are due approximately seven years from the date trading commenced ("Zero Coupons").

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2002, all trading decisions are made for the Partnership by Winton Capital Management Ltd. and Willowbridge Associates Inc. (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2002 and December 31, 2001 and the results of its operations for the three months ended March 31, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

2.     Financial Highligths:
     Changes in net asset value per Unit for the three months ended March 31, 2002 and 2001 were as follows:

                                               THREE-MONTHS ENDED
                                                    MARCH 30
                                            2002           2001
Net realized and unrealized
  gains(losses)                      $     (45.12) $      55.27
Realized and unrealized gains
  (losses) on Zero Coupons                 (12.82)        12.46
Interest income                             15.62         18.45
Expenses                                    (2.69)        (9.77)
                                        ---------    ----------
Increase(decrease) for period              (45.01)        76.81
Net Asset Value per Unit,
 beginning of period                     1,406.78      1,348.35
                                        ---------    ----------
Net Asset Value per Unit
 end of period                       $   1,361.77  $   1,425.16
                                        =========    ==========
Ratios to average net assets: *
Net income (loss) before incentive
 fee                                       (13.6)%        24.5%
Incentive fee                                0.0)%        (1.9)%
                                        ---------    ----------
Net income (loss) after incentive
 fee                                       (13.6)%        22.6%
                                        =========    ==========
Operating expenses                           4.1%          5.1%
Incentive fee                                0.0%          1.9%
                                        ---------    ----------
Total expenses and incentive fee             4.1%          7.0%
                                        =========    ==========
Total return:
Total return before incentive fee           (3.2)%         6.2%
Incentive fee                                0.0%         (0.5)%
                                        ---------    ----------
Total return after incentive fee            (3.2)%         5.7%
                                        =========    ==========


* Annualized

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the three and twelve months ended March 31, 2002 and December 31, 2001, based on a monthly calculation, was $354,542 and $568,840, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2002 and December 31, 2001, was $680,446 and $421,121, respectively.

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

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)


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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2002. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred during the first quarter of 2002.

     The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2002, Partnership capital decreased 7.4% from $15,415,522 to $14,279,509. This decrease was attributable to a net loss from operations of $493,258 coupled with the redemption of 472 Units resulting in an outflow of $642,755 for the three months ended March 31, 2002. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's first quarter of 2002, the net asset value per unit decreased 3.2% from $1,406.78 to $1,361.77 as compared to an increase of 5.7% in the first quarter of 2001. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2002 of $375,170. Losses were primarily attributable to the trading of commodity futures in currencies, grains, non-U.S. interest rates, livestock, metals, indices and softs and were partially offset by gains in energy and U.S. interest rates. The Partnership experienced a net trading gain before commissions and related fees in the first quarter of 2001 of $858,663. Gains were primarily attributable to the trading of commodity futures in currencies, grains, livestock, U.S. and non-U.S. interest rates and softs and were partially offset by losses in metals, indices and energy.

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


     Interest Income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Interest income for the three months ended March 31, 2002 decreased by $55,424 as compared to the corresponding period in 2001. The decrease in interest income is primarily due to the decrease in interest rates and the effect of redemptions on the Partnership's equity maintained in cash during the three month period ended March 31, 2002.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset value. Brokerage commissions and fees for the three months ended March 31, 2002 decreased by $55,103 as compared to the corresponding period in 2001. The decrease in brokerage commissions and fees is due to a decrease in the net assets during the three months ended March 31, 2002.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2002 decreased by $8,522 as compared to the corresponding period in 2001. The decrease in management fees is due to a decrease in the net assets during the three months ended March 31, 2002.

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees earned for the three months ended March 31, 2002. Trading performance for the three months ended March 31, 2001 resulted in incentive fees of $80,345.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2002. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 2002, the Partnership's total capitalization was $14,279,509. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2001.


                                                    March 31, 2002
                                                      (Unaudited)

                                                                        Year to Date
                                                 % of Total        High           Low
Market Sector                Value at Risk     Capitalization  Value at Risk  Value at Risk
------------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $  151,127            1.06%       $182,241    $105,129
Energy                            401,700            2.81%        402,800      79,000
Grains                             95,411            0.67%        110,069      51,729
Interest Rates U.S.               100,500            0.70%        103,800       7,200
Interest Rates Non-U.S.           268,674            1.88%        309,961     114,068
Livestock                          22,300            0.16%         22,300       8,518
Metals:
 - Exchange Traded Contracts      128,400            0.90%        128,400      22,700
 - OTC Contracts                   41,300            0.29%         41,300      24,900
Softs                              88,662            0.62%         88,662      46,956
Indices                           229,696            1.61%        336,090      61,005
Lumber                              2,600            0.02%          3,900       1,300
                               ----------       ----------
Total                          $1,530,370           10.72%
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

Date:  5/13/02

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:   Smith Barney Futures Management LLC
           (General Partner)


By:   /s/ David J. Vogel, President
           David J. Vogel, President


Date:  5/13/02


By:        /s/ Daniel R. McAuliffe, Jr.
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and
           Director

Date:  5/13/02