Form 10-Q
period 2002-06-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 2002-08-14
CIK 1005335

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarter ended June 30, 2002
                         -------------

   Commission File Number 0-22489
                          -------


                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
      -----------------------------------------------------------------
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

                 (212) 723-5424 (Registrant's telephone number,
        ---------------------------------------------------------------
                              including area code)



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

                                                                          Page
                                                                         Number

PART I - Financial Information:

           Item 1.       Financial Statements:
                         Statement of Financial Condition at
                         June 30, 2002 and December 31,
                         2001 (unaudited).                                 3

                         Condensed Schedules of Investments at
                         June 30, 2002 and December 31, 2001
                         (unaudited).                                    4 - 5

                         Statement of Income and Expenses
                         and Partners' Capital for the three
                         and six months ended June 30, 2002 and
                         2001
                         (unaudited).                                       6

                         Notes to Financial Statements
                         (unaudited)                                     7 - 11

           Item 2.       Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                                     12 - 13

           Item 3.       Quantitative and Qualitative Disclosures
                         of Market Risk                                 14 - 15

PART II - Other Information                                                16

                                     PART I

                          Item 1. Financial Statements

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                        STATEMENT OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                           June 30, December 31,
                                                              2002          2001
                                                        ------------------------
ASSETS:
Equity in commodity futures trading account:
  Cash                                                  $ 4,007,374   $ 4,793,430
  Net unrealized appreciation
   on open contracts                                        781,384       421,121
  Zero coupons, $10,094,000 and $10,958,000 principal
   amount in 2002 and 2001, repectively,
   due November 15, 2003 at market value
   (amortized cost $9,298,615 and $9,777,282
    in 2002 and 2001, respectively)                       9,819,443    10,417,551
                                                        -----------   -----------
                                                         14,608,201    15,632,102

 Receivable from SSB on sale of  zero coupons               370,727       271,528
 Interest receivable                                          4,614         6,089
                                                        -----------   -----------
                                                        $14,983,542   $15,909,719
                                                        ===========   ===========
LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                           $    35,849   $    41,148
  Management fees                                             6,758         7,190
  Incentive fees                                             21,931          --
  Other                                                      55,516        43,520
 Redemptions payable                                        541,985       402,339
                                                        -----------   -----------
                                                            662,039       494,197
                                                        -----------   -----------
Partners' Capital:

General Partner, 203 Unit equivalents
  outstanding  in 2002 and 2001                             288,019       285,576
Limited Partners, 9,891 and 10,755 Units of
  Limited Partnership Interest outstanding
  in 2002 and 2001, respectively                         14,033,484    15,129,946
                                                        -----------   -----------
                                                         14,321,503    15,415,522
                                                        -----------   -----------
                                                        $14,983,542   $15,909,719
                                                        ===========   ===========


See Notes to Financial Statements.

                Smith Barney Principal PLUS Futures Fund L.P. II
                        Condensed Schedule of Investments
                                  June 30, 2002
                                   (Unaudited)

Sector                                Contract                                       Fair Value
---------------------                ------------------------------------------      ----------
Currencies
                                      Over the counter contracts purchased - 2.21%   $ 316,697
                                      Over the counter contracts sold - 0.02%            2,620
                                                                                   ------------
Total Currencies - 2.23%                                                               319,317

Total Energy - 0.02%                  Futures contracts purchased - 0.02%                2,214
                                                                                   ------------
Grains
                                      Futures contracts purchased - 0.76%              108,761
                                      Futures contracts sold - (0.00)% *                  (290)
                                                                                   ------------
  Total Grains - 0.76%                                                                 108,471
                                                                                   ------------
Total Interest Rates U.S.- 0.99%      Futures contract purchased   - 0.99%             141,307
                                                                                   ------------
Total Interest Rates Non-U.S.- 1.51%  Futures contract purchased   - 1.51%             216,722
                                                                                   ------------
Total Livestock - (0.04)%             Futures contract sold (0.04%)                     (5,455)
                                                                                   ------------

Total Lumber - (0.01)%                Futures contract  sold    - (0.01)%                 (770)
                                                                                    ------------
Metals
                                      Futures contracts purchased - 0.07%               10,299
                                      Futures contracts sold - (0.54)%                 (77,505)
                                                                                    ------------
  Total Metals - (0.47)%                                                               (67,206)
                                                                                    ------------
Softs
                                      Futures contracts purchased - 0.42%               60,575
                                      Futures contracts sold - 0.10%                    13,711
                                                                                    ------------
  Total Softs - 0.52%                                                                   74,286
                                                                                    ------------
Indices
                                      Futures contracts purchased - (0.03)%             (4,762)
                                      Futures contracts sold - (0.02)%                  (2,740)
                                                                                    ------------
  Total Indices - (0.05)%                                                               (7,502)
                                                                                    ------------
Total Fair Value - 5.46%                                                               781,383

Total Zero Coupons - 68.56%           Zero Coupon Bond(11/15/2003)
                                      (amortized cost $9,298,615)                    9,819,443
                                                                                    ------------
Total Investments - 74.02%                                                        $ 10,600,827
                                                                                    ============

                                                        % of Investments
 Country Composition       Investments at Value             at Value
----------------------     ---------------------         -------------------
  Australia                       $ 5,212                         0.05%
  Canada                               70                         0.00%
  France                           (1,141)                       (0.01%)
  Germany                          57,047                         0.54%
  Japan                            43,026                         0.40%
  Spain                             1,042                         0.01%
  United Kingdom                   73,865                         0.70%
  United States                10,421,706                        98.31%
                           --------------------          ------------------
                             $ 10,600,827                       100.00%
                           ====================          ==================


Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding
See Notes to Financial Statements

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

                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.II
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                          ----------------------------     ---------------------------
                                                                 2002            2001             2002         2001

Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions             $    439,558    $   (437,460)   $   (194,939)   $  1,037,011
  Change in unrealized gains (losses) on open
   positions                                                   100,936        (275,693)        360,263        (891,501)
                                                          ------------    ------------    ------------    ------------
                                                               540,494        (713,153)        165,324         145,510

  Gain on sale of zero coupons                                  19,338          24,343          39,856          34,231
  Unrealized appreciation (depreciation)
   on zero coupons                                              41,627         (82,155)       (119,441)         61,151
  Interest income                                              167,402         208,079         338,547         434,648
                                                          ------------    ------------    ------------    ------------
                                                               768,861        (562,886)        424,286         675,540
                                                          ------------    ------------    ------------    ------------


Expenses:
  Brokerage commissions including clearing fees of
  of $8,862, $12,432, $16,575 and $24,110, respectively        119,872         168,940 *       239,123         343,294 *
  Management fees                                               17,872          24,208          35,588          50,446
  Other expenses                                                11,760          13,275          23,476          26,650
  Incentive fees                                                21,931            --            21,931          80,345
                                                          ------------    ------------    ------------    ------------
                                                               171,435         206,423         320,118         500,735
                                                          ------------    ------------    ------------    ------------

  Net income (loss)                                            597,426        (769,309)        104,168         174,805
  Redemptions                                                 (555,432)       (838,585)     (1,198,187)     (1,177,773)
                                                          ------------    ------------    ------------    ------------
  Net increase (decrease) in Partners' capital                  41,994      (1,607,894)     (1,094,019)     (1,002,968)

Partners' capital, beginning of period                      14,279,509      17,178,905      15,415,522      16,573,979
                                                          ------------    ------------    ------------    ------------
Partners' capital, end of period                          $ 14,321,503    $ 15,571,011    $ 14,321,503    $ 15,571,011
                                                          ------------    ------------    ------------    ------------
Net asset value per Unit
  (10,094 and 11,438 Units outstanding
  at June 30, 2002 and 2001, respectively)                $   1,418.81    $   1,361.34    $   1,418.81    $   1,361.34
                                                          ------------    ------------    ------------    ------------

Net gain (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent            $      57.04    $     (63.82)   $      12.03    $      12.99
                                                          ------------    ------------    ------------    ------------

* Amounts reclassified for comparative purposes
See Notes To Financial Statements.

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2002, all trading decisions are made for the Partnership by Winton Capital Management Ltd. and Willowbridge Associates Inc. (collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2002 and December 31, 2001 and the results of its operations for the three and six months ended June 30, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

2.       Financial Highlights:

     Changes in net asset value per Unit for the three and six months ended June 30, 2002 and 2001 were as follows:

                                         THREE-MONTHS ENDED        SIX-MONTHS ENDED
                                             JUNE 30,                   JUNE 30,
                                         ------------------       ---------------
                                         2002        2001       2002        2001
Net realized and unrealized
  gains(losses) *                     $40.17     $(73.18)      $(4.95)     $(17.51)
Realized and unrealized gains
 (losses) on zero coupons               5.81       (4.80)       (7.01)        7.66
Interest income                        15.97       17.26        31.59        35.71
Expenses **                            (4.91)      (3.10)       (7.60)      (12.87)
                                     --------    ---------    ---------   --------

Increase(decrease) for period          57.04      (63.82)       12.03        12.99
Net Asset Value per Unit,
 beginning of period                1,361.77    1,425.16     1,406.78     1,348.35
                                   ---------    ---------    ---------    ---------
Net Asset Value per Unit,
 end of period                     $1,418.81   $1,361.34    $1,418.81    $1,361.34
                                    =========   =========    =========   =========


* Net realized and unrealized gains (losses) is net of commission expense.

**      Expenses exclude commission expense.

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

Financial Highlights continued:

                                    THREE-MONTHS ENDED  SIX-MONTHS ENDED
                                        JUNE 30,           JUNE 30,
                                        --------------  -------------
                                     2002    2001      2002    2001
Ratio to average net assets: ***

Net income(loss) before
 incentive fee                        17.5%   (18.6)%   1.8%    3.1%
Incentive fee                         (0.6)%    0.0%   (0.3)%  (1.0)%
                                      ----     ----     ---     ---

Net income(loss) after
 incentive fee                        16.9%   (18.6)%   1.5%    2.1%
                                      ====     ====     ===     ===

Operating expenses                     4.2%     5.0%    4.2%    5.1%
Incentive fee                          0.6%     0.0%    0.3%    1.0%
                                      ----     ----     ---     ---
Total expenses and incentive fees      4.8%     5.0%    4.5%    6.1%
                                      ====     ====     ===     ===

Total return:

Total return before incentive fee      4.3%    (4.5)%   1.0%    1.5%
Incentive fee                         (0.1)%    0.0%   (0.1)%  (0.5)%
                                      ----     ----     ---     ---
Total return after incentive fee       4.2%    (4.5)%   0.9%    1.0%
                                      ====     ====     ===     ===

*** Annualized

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

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

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the six and twelve months ended June 30, 2002 and December 31, 2001, based on a monthly calculation, were $477,534 and $568,840, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2002 and December 31, 2001, were $781,384 and $421,121, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.


4. Financial Instrument Risk:

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments

               Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

     is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2002. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred during the second quarter of 2002.

     The Partnership's capital consists of capital contributions, as increased or decreased by gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Units and distributions of profits, if any.
     For the six months ended June 30, 2002, Partnership capital decreased 7.1% from $15,415,522 to $14,321,503. This decrease was attributable to the redemption of 864 Units resulting in an outflow of $1,198,187, which was partially offset by net income from operations of $104,168. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains(losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners' capital.

Results of Operations

     During the Partnership's second quarter of 2002, the net asset value per unit increased 4.2% from $1,361.77 to $1,418.81 as compared to a decrease of 4.5% in the second quarter of 2001. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2002 of $540,494. Gains were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates and livestock and were partially offset by losses in energy, metals, softs and indices. The Partnership experienced a net trading loss before commissions and related fees in the second quarter of 2001 of $713,153. Losses were primarily attributable to the trading of commodity futures in currencies, grains, U.S. and non U.S. interest rates, livestock, metals, indices and softs and were partially offset by gains in energy.

     Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

    Interest Income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. Salomon Smith Barney may continue to maintain the Partnership assets in cash and/or to place all of the Fund assets in 90-day Treasury bills and pay the

Partnership 80% of the interest earned on the Treasury bills purchased. Salomon Smith Barney will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2002 decreased by $40,677 and $96,101, respectively, as compared to the corresponding periods in 2001. The decrease in interest income is primarily due to the decrease in interest rates and the effect of redemptions on the Partnership's equity maintained in cash during the three and six month periods ended June 30, 2002 as compared to 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset value. Brokerage commissions and fees for the three and six months ended June 30, 2002 decreased by $49,068 and $104,171, respectively, as compared to the corresponding periods in 2001. The decrease in brokerage commissions and fees is due to a decrease in the net assets during the three and six months ended June 30, 2002 as compared to 2001.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2002 decreased by $6,336 and $14,858, respectively, as compared to the corresponding periods in 2001. The decrease in management fees is due to a decrease in the net assets during the three and six months ended June 30, 2002 as compared to 2001.

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the six months ended June 30, 2002 and 2001 resulted in incentive fees of $21,931 and $80,345, respectively.

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

     Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2002. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 2002, the Partnership's total capitalization was $14,321,503. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2001.


                                  June 30, 2002
                                   (Unaudited)

                                                               Year to Date
                                              %of Total        High             Low
Market Sector                  Value at Risk Capitalization  Value at Risk Value at Risk
---------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $  149,960      1.05%     $  224,158   $  105,129
Energy                             90,400      0.63%        402,800       29,200
Grains                            109,419      0.76%        128,567       51,729
Interest Rates U.S.               120,200      0.84%        153,200        7,200
Interest Rates Non-U.S            409,211      2.86%        462,715      114,068
Livestock                           9,300      0.06%         30,150        8,518
Metals:
 - Exchange Traded Contracts       83,800      0.59%        137,600       22,700
 - OTC Contracts                   63,375      0.44%         83,250       24,900
Softs                              94,239      0.66%        103,285       46,956
Indices                            26,455      0.18%        336,090       26,455
Lumber                              2,600      0.02%          3,900        1,300
                               ----------   --------
Total                          $1,158,959      8.09%
                               ==========   ========

                          PART II OTHER INFORMATION

Item 1.  Legal Proceedings -

                         In April 2002,  consolidated  amended  complaints  were
                    filed against Salomon Smith Barney Inc and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. Also pending in the Southern District of New York against Salomon Smith Barney Inc and other investment banks are several putative class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters.

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.       (a)  Exhibit - 99.1 Certificate of Chief Executive Officer.
                   Exhibit - 99.2 Certificate of Chief Financial Officer.

              (b) Reports on Form 8-K - None with respect to the second quarter of 2002. On July 17, 2002 the Partnership filed a notice on Form 8-K to report a change in accountants from PricewaterhouseCoopers LLP to KPMG LLP.

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

Date:  8/14/02

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:   Smith Barney Futures Management LLC
           (General Partner)


By:   /s/ David J. Vogel, President
           David J. Vogel, President


Date:  8/14/02


By:        /s/ Daniel R. McAuliffe, Jr.
           ----------------------------------
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and
           Director

Date:  8/14/02