Form 10-K/A
period 2002-12-31
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 2003-04-11
CIK 1005335

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 2002

                         Commission File Number 0-22489
                                     -------

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                New York                                 13-3862967
 -------------------------------------------------------------------------------
           (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)            Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
 -------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
 -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                              Yes   X    No
                                   -----     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Acts).

                               Yes        No   X
                                    -----     -----

Limited   Partnership   Units  with  an  aggregate  value  of  $14,033,484  were
outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2003, 9,379.0000 Limited Partnership Units were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1. Business.
        ---------

     (a) General development of business. Smith Barney Principal Plus Futures Fund L.P. II (the "Partnership") is a limited partnership organized on November 16, 1995 under the partnership laws of the State of New York. The Partnership engages in speculative trading of commodity interests, including contracts on foreign currencies, commodity options and commodity futures contracts including futures contracts on United States Treasury and other financial instruments, foreign currencies and stock indices. The Partnership maintains a portion of its assets in principal amounts stripped from U.S. Treasury Bonds under the Treasury's STRIPS program ("Zero Coupons") which payments will be due November 15, 2003. The Partnership uses the Zero Coupons and its other assets to margin its commodities account.
     A total of 60,000 Units of Limited Partnership Interest in the Partnership (the "Units") were offered to the public. Between April 3, 1996 and August 8, 1996, 19,897 Units were sold to the public at $1,000 per Unit. Proceeds of the offering along with the General Partners' contribution of $203,000 were held in escrow until August 9, 1996 at which time an aggregate of $20,100,000 was turned over to the Partnership and the Partnership commenced trading operations.
     The general partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit and (ii) the greater of (a) 1% of the partners'
contributions to the Partnership or (b) $25,000. The Partnership will be liquidated upon the first of the following to occur: November 15, 2003; the net asset value per Unit falls below $400 as of the close of any business day; or under certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").
     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.
     The Partnership's trading of futures, forwards and options contracts, if applicable, on commodities is done on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SSB.
     Under the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement"), the General Partner administers the business and affairs of the Partnership. As of December 31, 2002, all commodity trading decisions are made for the Partnership by Winton Capital Management ("Winton") and Willowbridge Associates Inc. ("Willowbridge") (collectively, the "Advisors"). Neither of the Advisors is affiliated with the General Partner or SSB. The Advisors are not responsible for the organization or operation of the Partnership.

     Pursuant to the terms of the Management Agreements (the "Management Agreements"), the Partnership is obligated to pay Willowbridge a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to it and to pay Winton a monthly management fee equal to 1/8 of 1% (1.5% per year) of the month-end Net Assets allocated to it. The Partnership pays each Advisor an incentive fee payable quarterly equal to 20% of New Trading Profits earned by it for the Partnership (as defined in the Management Agreements).
     The Customer Agreement provides that the Partnership will pay SSB a monthly brokerage fee equal to 7/12 of 1% of month-end Net Assets allocated to the Advisors (7% per year) in lieu of brokerage commissions on a per trade basis. SSB pays a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.
     In addition, SSB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined.

     In the unlikely event that the Partnership is required to meet a margin call in excess of the cash balance in its trading accounts, SSBHI will contribute up to an amount equal to the maturity value of the Zero Coupons held by the Partnership at the time of such call to the capital of the Partnership to permit it to meet its margin obligations in excess of its cash balance. The guarantee can only be invoked once. After the guarantee is invoked, trading will cease and the General Partner will either wait until the end of the month in which the Zero Coupons come due (November 2003) (the "First Payment Date") or will distribute cash and Zero Coupons to the limited partners. The General Partner will provide a copy of SSBHI's annual report as filed with the SEC to any limited partner requesting it.
     (b)  Financial  information  about  industry  segments.  The  Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income from operations for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 is set forth under "Item 6. Selected Financial Data." Partnership capital as of December 31, 2002, was $14,773,054.
     (c)  Narrative description of business.
          See  Paragraphs (a) and (b) above.
         (i)  through (xii) - Not applicable.
         (xiii) - The Partnership has no employees.
     (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.
Item 2.  Properties.
         ----------
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.
Item 3.  Legal Proceedings.
         -----------------
     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Salomon Smith Barney Holdings Inc. ("SSBHI") or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
     Salomon Smith Barney Inc. ("SSB") is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. SSB is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. SSB and its affiliates also provide investment banking and other financial services for clients worldwide.
     There have been no administrative, civil or criminal actions pending, on appeal or concluded against SSB or any of its individual principals within the past five years that management believes may have a material impact on SSB's ability to act as an FCM. In the ordinary course of its business, SSB is a party to various claims and regulatory inquiries. Proceedings deemed to be material for purposes of Commodity Futures Trading Commission ("CFTC") disclosure requirements are:
     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SSB, in the U.S. Bankruptcy Court for the Central District of California (County of Orange et al. v. Bear Stearns & Co. Inc. et al.). The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. SSB and the remaining brokerage firms settled with Orange County in mid 1999. SSB paid $1,333,333 to settle this matter.
     In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the Internal Revenue Service denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. SSB has asked the court to dismiss the amended complaints. The court denied the motion but stayed the case. Subsequently, the City withdrew its lawsuit.
     In November 1998, a class action complaint was filed in the U.S. District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. In November 1999, SSB moved to dismiss the amended complaint. In May 2001, the parties reached and the court preliminarily approved a tentative settlement. SSB paid $1,063,457 to settle this matter and in September 2001, the court approved the settlement.
     In connection with the Louisiana and Florida matters, the IRS and SEC conducted an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions. In April 2000, SSB and several other broker-dealers entered into a settlement with the IRS and the SEC. Thereafter, the plaintiffs filed voluntary discontinuances.
     In December 1998, SSB was one of 28 market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, SSB, without admitting or denying the factual allegations, agreed to an order which required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and SEC Rules 15c1-2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000 and (iii) submit certain policies and procedures to an independent consultant for review.
     In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the

State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). The complaint included allegations that, while acting as prime broker for the hedge fund, SSB breached its contracts with plaintiffs, misused their monies and engaged in tortious conduct, including breaching its fiduciary duties. SSB asked the court to dismiss the complaint in full. In October 1999, the court dismissed the tort claims, including the breach of fiduciary duty claims. The court allowed the breach of contract and conversion claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiff's motion to strike out the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution. In August 2002, SSB filed a motion for summary judgment.
     In April 2002, numerous class action complaints were filed against Solomon Smith Barney and other investment banks in the U.S. District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. On

February 19, 2003, the court issued an opinion denying the defendants' motion to dismiss. Also pending in the Southern District of New York against SSB and other investment banks are several alleged class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings underwritten by such parties. The defendants in these actions have moved to dismiss the consolidated amended complaint but the court has not yet rendered a decision on those motions.
     In April 2002, Citigroup and, in one case, SSB were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in two alleged consolidated class action complaints that were filed in the U.S. District Court for the Southern District of Texas seeking unspecified damages. One action, brought on behalf of individuals who purchased Enron securities (Newby, et al.
v. Enron Corp., et al.), alleges violations of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and the other action, brought on behalf of current and former Enron employees (Tittle, et al. v. Enron Corp., et al.), alleges violations of ERISA and RICO, as well as negligence and civil conspiracy. On May 8, 2002, Citigroup and SSB filed motions to dismiss the complaints. On December 19, 2002, the motions to dismiss the Newby complaint were denied. The motion to dismiss the complaint in Tittle remains pending.
     Since April 2002, SSB and several other broker dealers have received subpoenas and/or requests for information from various governmental and self-regulatory agencies and Congressional committees, including the NASD Inc. which has raised issues about SSB's internal e-mail retention practices and research on Winstar Communications, Inc. With respect to Winstar, SSB has entered into a settlement agreement. SSB agreed to pay a penalty in the amount of $5 million and did not admit to any wrongdoing. With respect to other such matters, on December 20, 2002, Citigroup and a number of other broker/dealers reached a settlement-in-principle with the SEC, the NASD Inc., the New York Stock Exchange (the "NYSE") and the Attorney General of New York of all issues raised in their research, initial public offerings allocation and spinning-related inquiries. In addition, with respect to issues raised by the NASD, the NYSE and the SEC about SSB's and other firms' e-mail retention practices, SSB and several other broker/dealers and the NASD, the NYSE and the SEC entered into a settlement agreement in December 2002. SSB agreed to pay a penalty in the amount of $1.65 million and did not admit to any allegation of wrongdoing.
     Since May 2002, Citigroup, SSB and certain principals, executive officers and current and former employees have been named as defendants in a number of alleged class action complaints filed in the U.S. District Court for the Southern District of New York by purchasers of various securities alleging they violated federal securities law, including Sections 10 and 20 of the Securities Exchange Act of 1934 by issuing research reports without reasonable basis and failing to disclose conflicts of interest in connection with published investment research, including Global Crossing, WorldCom, Inc., AT&T, Winstar,

Rhythm Net Connections, Level 3 Communications, MetroMedia Fiber Network, XO Communications and Williams Communications Group Inc. Nearly all of these actions are pending before a single judge in the U.S. District Court for the Southern District of New York for coordinated proceedings. The court has consolidated these actions into nine separate categories corresponding to the companies named above.
     Additional actions have been filed against Citigroup and certain of its affiliates, including SSB, and certain of their current and former directors, officers and employees, along with other parties, including: (1) three putative class actions filed in state courts and federal courts on behalf of persons who maintained accounts with SSB asserting, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions; (2) approximately fifteen actions filed in different state courts by individuals asserting, among other claims, common law claims and claims under state securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including Global Crossing and WorldCom, Inc.; (3) approximately five actions filed in different state courts by pension and other funds asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research, including WorldCom, Inc. and Qwest Communications International Inc.; and (4) more than two hundred arbitrations asserting common law claims and statutory claims under, among other things, state and federal securities laws, for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research.
     In July 2002, Citigroup, SSB and various of its affiliates and certain of their officers and other employees were named as defendants, along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in an alleged class action filed in the U.S. District Court for the Southern District of New York on behalf of purchasers of the Yosemite Notes and Enron Credit-Linked Notes, among other securities (Hudson Soft Co., Ltd v. Credit Suisse First Boston Corporation, et al.). The complaint alleges violations of RICO and of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks unspecified damages.
     Additional actions have been filed against Citigroup and certain of its affiliates, including SSB, along with other parties, including (i) three actions brought in state courts by state pension plans for alleged violations of state securities law and common law fraud and unjust enrichment; (ii) an action by banks that participated in two Enron revolving credit facilities, alleging fraud, gross negligence and breach of implied duties in connection with defendants' administration of a credit facility with Enron; (iii) an action brought by several funds in connection with secondary market purchases of Enron Corp. debt securities alleging violations of federal securities law, including
Section 11 of the Securities Act of 1933, and claims for fraud and misrepresentation; (iv) a series of alleged class actions by purchasers of NewPower Holdings common stock alleging violations of federal securities law, including Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934; (v) an action brought by two investment funds in connection with purchases of Enron-related securities for alleged violations of state securities and unfair competition statutes; (vi) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and claims for common law fraud, misrepresentation and conspiracy; (vii) an action brought by several investment funds and fund owners in connection with purchases of notes of the Osprey I and Osprey II Trusts for alleged violation of state and federal securities laws and state unfair competition laws and claims for common law fraud and misrepresentation; (viii) an action brought by the Attorney General of Connecticut in connection with various commercial and investment banking services provided to Enron; (ix) a putative class action brought by clients of SSB in connection with research reports concerning Enron, alleging breach of contract; (x) actions brought by several investment funds in connection with the purchase of notes and/or certificates of the Osprey Trusts, the Marlin Trust, and the Marlin Water trust, as well as the purchase of other Enron or Enron-related securities, alleging violation of state and federal securities laws, and common law civil conspiracy and fraud; (xi) an action brought by a retirement and health benefits plan in connection with the purchase of certain Enron notes, alleging violation of federal securities law, including Section 11 of the Securities Act of 1933, as amended, violations of state securities and unfair competition law, and common law fraud and breach of fiduciary duty; and (xii) an action brought by two broker/dealers in connection with the purchase of certain notes, alleging violation of federal and state securities laws. Several of these cases have been consolidated with the Newby action and stayed pending the Court's decision on the pending motions of certain defendants to dismiss Newby.
     Additionally, Citigroup and certain of its affiliates, including SSB, have provided substantial information to, and have entered into substantive discussions with, the Securities and Exchange Commission regarding certain of their transactions with Enron and a transaction with Dynegy Inc. Citigroup and certain of its affiliates, including SSB, also have received subpoenas and requests for information from various other regulatory and governmental agencies and Congressional committees, as well as from the Special Examiner in the Enron bankruptcy, regarding certain transactions and business relationships with Enron and its affiliates. Citigroup and such affiliates, including SSB, are cooperating fully with all such requests.

     Citigroup and SSB are involved in a number of lawsuits arising out of the underwriting of debt securities of WorldCom, Inc. These lawsuits include putative class actions filed in July 2002 by alleged purchasers of WorldCom debt securities in the United States District Court for the Southern District of New York (Above Paradise Investments Ltd. V. Worldcom, Inc., et al.; Municipal Police Employees Retirement System Of Louisiana V. Worldcom, Inc., et al.), and in the United States District Court for the Southern District of Mississippi (Longacre Master Fund V. Worldcom, Inc., et al.). These putative class action complaints assert violations of federal securities law, including Sections 11 and 12 of the Securities Act of 1933, as amended, and seek unspecified damages from the underwriters.
     On October 11, 2002, the Above Paradise and Municipal Police Employees lawsuits filed in the United States District Court for the Southern District of New York were superseded by the filing of a consolidated putative class action complaint in the United States District Court for the Southern District of New York (In Re Worldcom, Inc. Securities Litigation). In the consolidated complaint, in addition to the claims of violations by the underwriters of the federal securities law, including Sections 11 and 12 of the Securities Act of 1933, as amended, the plaintiffs allege violations of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by SSB arising out of alleged conflicts of interest of SSB and Jack Grubman. The plaintiffs continue to seek unspecified compensatory damages. In addition to the consolidated class action complaint, the Southern District of

Mississippi class action has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.
     In addition to the several putative class actions that have been commenced, certain individual actions have been filed in various federal and state courts against Citigroup and SSB, along with other parties, concerning WorldCom debt securities including individual state court actions brought by approximately 18 pension funds and other institutional investors in connection with the underwriting of debt securities of WorldCom alleging violations of Section 11 of the Securities Act of 1933, as amended, and, in one case, violations of various state securities laws and common law fraud. Most of these actions have been removed to federal court and have been transferred to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions.
     A putative class action on behalf of participants in WorldCom's 401(k) salary savings plan and those WorldCom benefit plans covered by ERISA alleging violations of ERISA and common law fraud (Emanuele V. Worldcom, Inc., Et Al.), which was commenced in the United States District Court for the District of Columbia, also has been transferred by the Judicial Panel on MultiDistrict Litigation to the Southern District of New York for centralized pre-trial proceedings with other WorldCom-related actions. In December 2002, the claims against SSB and the other underwriters were dismissed without prejudice.

     On or about January 27, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the District of New Jersey (In Re AT&T Corporation Securities Litgation) sought leave to amend its complaint on behalf of purchasers of AT&T common stock asserting claims against, among others, AT&T Corporation, to add as named defendants Citigroup, SSB and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with AT&T in connection with published investment research.
     On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (In Re Global Crossing, Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and its subsidiaries, which names as defendants, among others, Citigroup, SSB and certain executive officers and current and former employees, asserting claims under federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with Global Crossing in connection with published investment research.
     SSBHI and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which SSBHI's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. In the opinion of SSBHI's management, none of these actions is expected to have a material adverse effect on the results of operations, consolidated financial condition or liquidity of SSBHI and its subsidiaries.
Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.
                                     PART II
Item 5. Market for Registrant's Common Equity and Related Security Holder
        Matters.
        (a)Market Information. The Partnership has issued no stock. There is no public market for the Units of Limited Partnership Interest.
        (b)Holders. The number of holders of Units of Limited Partnership Interest as of December 31, 2002 was 724.
        (c)Distribution. The Partnership did not declare a distribution in 2002 or 2001.
        (d)Use of Proceeds. There were no additional sales in the years ended December 31, 2002, 2001 and 2000.

Item 6. Selected Financial Data. Net realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Unit for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and total assets at December 31, 2002, 2001, 2000, 1999 and 1998 were as follows:

                                           2002           2001              2000          1999           1998
Net realized and unrealized
trading gains (losses) net
of brokerage commissions
and clearing fees of $507,847,
$649,493, $624,556, $934,444, and
 $914,741, respectively             $  1,110,854    $   (164,612)   $    203,233    $ (1,722,069)   $  2,010,123

Realized and unrealized
 appreciation (depreciation)
 on Zero Coupons                        (204,198)        279,052         471,530      (1,058,378)        644,098

Interest income                          672,978         814,370         970,693       1,106,132       1,126,341
                                    ------------    ------------    ------------    ------------    ------------
                                    $  1,579,634    $    928,810    $  1,645,456    $ (1,674,315)   $  3,780,562
                                    ============    ============    ============    ============    ============

Net income (loss)                   $  1,345,768    $    698,088    $  1,420,294    $ (2,130,054)   $  3,174,331
                                    ============    ============    ============    ============    ============

Increase(decrease) in Net
 Asset Value per Unit               $     134.97    $      58.43    $     119.81    $    (133.74)   $     186.29
                                    ============    ============    ============    ============    ============

Total assets                        $ 15,276,846    $ 15,909,719    $ 17,471,747    $ 19,486,036    $ 23,386,690
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

     (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures as of the end of the fiscal period.
     (ii) The Partnership's capital will consist of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading and Zero Coupon appreciation or depreciation, and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. Furthermore, the Partnership will receive no payment on its Zero Coupons until their due date. However, the Partnership will accrue interest on the Zero Coupons and Limited Partners will be required to report as interest income on their U.S. tax returns in each year their pro-rata share of the accrued interest on the Zero Coupons even though no interest will be paid prior to their due date. The amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.

     No forecast can be made as to the level of redemptions in any given period. A limited partner may cause all of his Units to be redeemed by the Partnership at the net asset value thereof as of the last day of a quarter (the "Redemption Date") on ten days' written notice to the General Partner. Redemption fees equal to 2% of redemption net asset value per Unit redeemed will be charged to any limited partner who redeems his Units on the first, second or third possible redemption dates and 1% on the fourth and fifth possible redemption dates, respectively. Thereafter, no redemption fee will be charged. For the year ended December 31, 2002, 1,376 Units were redeemed totaling $1,988,236. For the year ended December 31, 2001, 1,334 Units were redeemed totaling $1,856,545. For the year ended December 31, 2000, 3,049 Units were redeemed totaling $3,693,417.
     For each Unit redeemed the Partnership liquidates $1,000 (principal amount) of Zero Coupons and will continue to liquidate $1,000 (principal amount) of Zero Coupons per Unit redeemed. These liquidations will be at market value which will be less than the amount payable on their due date. Moreover, it is possible that the market value of the Zero Coupon could be less than its purchase price plus the original issue discount amortized to date.
     (c) Results of operations. For the year ended December 31, 2002, the Net Asset Value per Unit increased 9.6% from $1,406.78 to $1,541.75. For the year ended December 31, 2001, the Net Asset Value per Unit increased 4.3% from $1,348.35 to $1,406.78. For the year ended December 31, 2000, the Net Asset

Value per Unit increased 9.8% from $1,228.54 to $1,348.35.
     The Partnership experienced net trading gains of $1,618,701 before commissions and expenses in 2002. Gains were attributable to the trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates and livestock and offset by losses in energy, metals, softs and indices. The Partnership experienced unrealized depreciation of $277,765 on Zero Coupons during 2002 and a gain on the sale of Zero coupons of $73,567 during 2002.
     The Partnership experienced net trading gains of $484,881, before commissions and expenses in 2001. Gains were attributable to trading in energy, grains, softs and U.S. and non-U.S. interest rates products offset by losses in currencies, livestock, metals and indices. The Partnership experienced unrealized appreciation of $215,895 on Zero Coupons during 2001 and a gain on the sale of Zero Coupons of $63,157 during 2001.
     The   Partnership   experienced   net  trading  gains  of  $827,789  before
commissions and expenses in 2000. Gains were primarily attributable to the trading in currencies, energy, U.S. and non-U.S. interest rates and were partially offset by losses recognized in the trading of grains, softs, livestock, metals and indices. The Partnership experienced unrealized appreciation of $446,478 on Zero Coupons during 2000 and a gain on the sale of Zero Coupons of $25,052 during 2000.
     Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.
(d)  Operational Risk
     The Partnership is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.
Such risks include:
Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among units within the Partnership, and in the markets where the
Partnership   participates.
Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.
Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's unitholder, creditors, and regulators, is free of material errors.
(e)  Critical Accounting Policies
     The General Partner believes that the accounting policies that will be most critical to the Partnership's financial condition and results of operations relate to the valuation of the Partnership's positions. The majority of the Partnership's positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. If applicable, the

Partnership's spot and forward foreign currency contracts will also be valued at published daily settlement prices or at dealers' quotes. The General Partner expects that under normal circumstances substantially all of the Partnership's assets will be valued by objective measures and without difficulty.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk Introduction The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.
     Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification results among the Partnership's open positions and the liquidity of the markets in which it trades.
     The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.
     Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

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

The  Partnership's Trading Value at Risk in Different Market Sectors
     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2002 and the highest and lowest value at any point during the year. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2002, the Partnership's total capitalization was $14,773,054.
                                December 31, 2002

                                                                       Year to Date
                                              % of Total            High        Low
Market Sector                Value at Risk    Capitalization   Value at Risk   Value at Risk
--------------------------------------------------------------------------------------------
Currencies
 - Exchange Traded Contracts   $  147,337          1.00%         $  224,158   $   92,299
Energy                            283,200          1.92%            402,800       19,500
Grains                             42,198          0.29%            131,903       21,133
Interest rates U.S                135,000          0.91%            153,200        7,200
Interest rates Non-U.S            458,263          3.09%            464,720      114,068
Livestock                          12,100          0.08%             30,150        5,569
Metals
 - Exchange Traded Contracts       51,000          0.35%            137,600       14,200
 - OTC Contracts                   14,325          0.10%             84,825       14,325
Softs                              40,175          0.27%            115,357       24,481
Indices                            91,175          0.62%            336,090       (9,146)
Lumber                              5,000          0.03%             10,000        1,100
                               ----------     ----------
Total                          $1,279,773          8.66%
                               ==========     ==========

As of December 31, 2001, the Partnership's total capitalization was $15,415,522.

                               December 31, 2001

                                                                         Year to Date
                                               % of Total           High           Low
Market Sector                Value at Risk    Capitalization   Value at Risk   Value at Risk
--------------------------------------------------------------------------------------------
Currencies
 - Exchange Traded Contracts   $  152,825           0.99%        $  214,971   $  117,565
Energy                            147,600           0.96%           284,100       28,220
Grains                            108,893           0.71%           138,012       27,097
Interest rates U.S                 23,425           0.15%           213,500        6,300
Interest rates Non-U.S            197,971           1.28%           860,350      181,465
Livestock                          19,680           0.13%            82,640        6,237
Metals
Exchange Traded Contracts          84,800           0.55%           122,400       38,900
OTC Contracts                      25,100           0.16%            86,200       10,350
Softs                              60,978           0.40%           131,867       47,686
Indices                           204,231           1.32%           280,568          975
Lumber                              1,300           0.01%             7,900          950
                               ----------      ---------
Total                          $1,026,803           6.66%
                               ==========      ==========

Material Limitations on Value at Risk as an Assessment of Market Risk
---------------------------------------------------------------------
     The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- give no indication of this "risk of ruin."
Non-Trading Risk
     The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.
     Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.

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

    The following were the primary trading risk exposures of the Partnership as of December 31, 2002, by market sector.
     Interest Rates. Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.
     Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing

Value at Risk in a functional currency other than dollars.
     Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2002, the Partnership's primary exposures were in the S&P 500, Financial Times (England), and CAC40 (France) stock indices. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)
     Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will from time to time trade base metals such as aluminum, zinc and copper, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Partnership.
     Softs. The Partnership's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cocoa, cotton and sugar accounted for the substantial bulk of the Partnership's commodity exposure as of December 31, 2002.

     Energy. The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.
Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Partnership as of December 31, 2002.
     Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, Australian dollar, British pounds and Euro dollar. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.
     Securities Positions. The Partnership's only market exposure in instruments held other than for trading is in its securitites portfolio. The Partnership maintains a portion of its assets in principal amounts stripped from U.S. Treasury Bonds under the Treasury's STRIPS program. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Partnership's securities.
Qualitative Disclosures Regarding Means of Managing Risk Exposure
     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.
     The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require certain of the Advisors to close out individual positions as well as enter certain positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors' own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.
     Each Advisor applies its own risk management policies to its trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors' research of risk management often suggests ongoing modifications to their trading programs.
     As part of the General Partner's risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors' portfolio balance and trading techniques. The Advisors are required to notify the General Partner of any material changes to their programs.
     In the unlikely event that the Partnership is required to meet a margin call in excess of the cash balance in its trading accounts, SSBHI will contribute up to an amount equal to the maturity value of the Zero Coupons held by the Partnership at the time of such call to the capital of the Partnership to permit it to meet its margin obligations in excess of its cash balance.

Item 8.    Financial Statements and Supplementary Data.
           --------------------------------------------

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                          INDEX TO FINANCIAL STATEMENTS


                                                                         Page
                                                                        Number

                        Oath or Affirmation.                              F-2

                        Reports of Independent Accountants.            F-3 - F-4

                        Financial Statements:
                        Statements of Financial Condition at
                        December 31, 2002 and 2001.                       F-5

                        Condensed Schedules of Investments at
                        December 31, 2002 and 2001.                    F-6 - F-7

                        Statements of Income and Expenses for
                        the years ended December 31, 2002, 2001
                        and 2000.                                         F-8

                        Statements of Partners' Capital for
                        the years ended December 31, 2002, 2001
                        and 2000.                                         F-9

                        Notes to Financial Statements.                 F-10-F-13

                        Selected unaudited quarterly financial
                        data.                                            F-14

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

                         Report of Independent Auditors

To the Partners of
   Smith Barney Principal PLUS Futures Fund L.P. II:

     We have audited the accompanying statement of financial condition of Smith Barney Principal PLUS Futures Fund L.P. II (the Partnership), including the condensed schedule of investments, as of December 31, 2002, and the related statements of income and expenses, and partners' capital for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors whose report dated February 28, 2002 expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney Principal PLUS Futures Fund L.P. II as of December 31, 2002, and the results of its operations and changes in its partners' capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG
New York, New York
March 7, 2003

                        Report of Independent Accountants

To the Partners of
   Smith Barney Principal PLUS Futures Fund L.P. II:

     In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Smith Barney Principal PLUS Futures Fund L.P. II at December 31, 2001, and the results of its operations for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
New York, New York
February 28, 2002

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
                        Statements of Financial Condition
                           December 31, 2002 and 2001


                                                                                     2002          2001
Assets:
Equity in commodity futures trading account:
   Cash (restricted $1,511,921 and $1,243,463 in 2002 and 2001,
    respectively) (Note 3c)                                                      $ 4,723,318   $ 4,793,430
   Net unrealized appreciation on open positions *                                   791,065       421,121
   U.S. Treasury zero coupon bonds, $9,582,000 and $10,958,000 principal amount in 2002 and 2001, respectively, due
   November 15, 2003, at market value (amortized cost $9,129,904
   and $9,777,282 in 2002 and 2001, respectively)                                  9,492,408    10,417,551
                                                                                 -----------   -----------
                                                                                  15,006,791    15,632,102
   Receivable from SSB on sale of U.S. Treasury zero coupon bonds                    265,993       271,528
   Interest receivable                                                                 4,062         6,089
                                                                                 -----------   -----------
                                                                                 $15,276,846   $15,909,719
                                                                                 -----------   -----------
Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions (Note 3c)                                                         $    41,725   $    41,148
   Management fees (Note 3b)                                                           7,696         7,190
   Professional fees                                                                  35,632        38,545
   Other                                                                               4,008         4,975
  Redemptions payable (Note 5)                                                       414,731       402,339
                                                                                 -----------   -----------
                                                                                     503,792       494,197
                                                                                 -----------   -----------
Partners' capital (Notes 1 and 5):
  General Partner, 203 Unit equivalents outstanding in 2002 and 2001                 312,975       285,576
  Limited Partners, 9,379 and 10,755 Units of Limited Partnership
   Interest outstanding in 2002 and 2001, respectively                            14,460,079    15,129,946
                                                                                 -----------   -----------
                                                                                  14,773,054    15,415,522
                                                                                 -----------   -----------
                                                                                 $15,276,846   $15,909,719
                                                                                 -----------   -----------



* Forward contracts included in this balance are presented gross in the accompanying Condensed Schedule of Investments.
See accompanying notes to financial statements.

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
                        Condensed Schedule of Investments
                                December 31, 2002

Sector                                Contract                                                  Fair Value
=============                         ======================                                   ===========
Currencies                            Futures contracts purchased 0.93%                           $137,773
                                      Futures contracts sold (0.02)%                                (3,989)
                                                                                                ----------
  Total Currencies 0.91%                                                                           133,784
                                                                                                ----------

Total Energy 0.88%                    Futures contracts purchased 0.88%                            129,580
                                                                                                ----------

Grains                                Futures contracts purchased (0.04)%                           (6,827)
                                      Futures contracts sold 0.19%                                  28,729
                                                                                                ----------
  Total Grains 0.15%                                                                                21,902
                                                                                                ----------

Interest Rates Non-U.S.               Futures contracts purchased 2.37%                            350,884
                                      Futures contracts sold (0.00)% *                                (105)
                                                                                                ----------
  Total Interest Rates Non-U.S. 2.37%                                                              350,779
                                                                                                ----------

Total Interest Rates U.S 0.73%        Futures contracts purchased 0.73%                            108,163
                                                                                                ----------

Total Livestock 0.01%                 Futures contracts purchased 0.01%                              1,915
                                                                                                ----------

Metals                                Futures contracts purchased 0.40%                             60,155
                                      Futures contracts sold (0.00)% *                                 (13)
                                                                                                ----------
                                      Total Futures contracts 0. 40%                                60,142

                                      Unrealized appreciation on forward contracts  0.15%           22,508
                                      Unrealized depreciation on forward contracts (0.33)%         (49,713)
                                                                                                ----------
                                      Total forward contracts (0.18)%                              (27,205)
                                                                                                ----------
  Total Metals 0.22%                                                                                32,937
                                                                                                ----------

Total Lumber (0.00)% *                Futures contracts sold (0.00)% *                                 (77)
                                                                                                ----------

Softs                                 Futures contracts purchased 0.06%                              9,244
                                      Futures contracts sold 0.07%                                  10,511
                                                                                                ----------
  Total Softs 0.13%                                                                                 19,755
                                                                                                ----------

Indices                               Futures contracts purchased (0.05)%                           (7,659)
                                      Futures contracts sold (0.00)% *                                 (14)
                                                                                                 ----------
  Total Indices (0.05)%                                                                             (7,673)
                                                                                                 ----------

Total Fair Value of Futures
and Forwards positions 5.35%                                                                        791,065

Total U.S. Treasury zero coupon       U.S. Treasury zero coupon bonds, $9,582,000
bonds 64.25%                          principal amount 11/15/2003 (amortized cost $9,129,904)     9,492,408
                                                                                                 ----------
Total Investments 69.60%                                                                        $10,283,473
                                                                                                ===========
                                                      Investments              % of Investments
         Country Composition                            at Value                   at Value
        ----------------------------------           -------------------------- ----------------
        Australia                                              $51,831                     0.50%
        Canada                                                  32,019                     0.31
        Germany                                                 99,406                     0.97
        Japan                                                   12,906                     0.13
        Spain                                                    2,320                     0.02
        United Kingdom                                         153,079                     1.49
        United States                                        9,931,912                    96.58
                                                           -------------------- -------------------
                                                           $10,283,473                   100.00%
                                                           ==================== ===================

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding.
See accompanying notes to financial statements.

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
                        Condensed Schedule of Investments
                                December 31, 2001

Sector                              Contract                                                     Fair Value
=============                       ============                                                ===========
Currencies                          Futures contracts purchased 0.40%                               $62,698
                                    Futures contracts sold 1.16%                                    178,335
                                                                                                 ----------
  Total Currencies 1.56%                                                                            241,033
                                                                                                 ----------

Energy                              Futures contracts purchased (0.07)%                             (10,025)
                                    Futures contracts sold 0.07%                                     10,410
                                                                                                 ----------
  Total Energy 0.00%                                                                                    385
                                                                                                 ----------

Grains                              Futures contracts purchased 0.00% *                              (1,000)
                                    Futures contracts sold 0.61%                                     94,757
                                                                                                 ----------
  Total Grains 0.61%                                                                                 93,757
                                                                                                 ----------

Interest Rates Non-U.S.             Futures contracts purchased (0.11)%                             (17,938)
                                    Futures contracts sold 0.34%                                     52,742
                                                                                                 ----------
  Total Interest Rates Non-U.S. 0.23%                                                                34,804
                                                                                                 ----------

Interest Rates                      Futures contracts purchased 0.03%                                 5,790
                                    Futures contracts sold (0.01)%                                   (2,613)
                                                                                                 ----------
  Total Interest Rates U.S. 0.02%                                                                     3,177
                                                                                                 ----------

Livestock                           Futures contracts purchased 0.08%                                12,920
                                    Futures contracts sold (0.04)%                                   (6,880)
                                                                                                 ----------
  Total Livestock 0.04%                                                                               6,040
                                                                                                 ----------

Metals                              Futures contracts purchased 0.03%                                 5,560
                                    Futures contracts sold (0.19)%                                  (29,501)
                                                                                                 ----------
  Total Metals (0.16)%                                                                              (23,941)
                                                                                                 ----------

Total Lumber (0.01)%               Futures contracts sold (0.01)%                                    (1,661)
                                                                                                 ----------

Softs                              Futures contracts purchased 0.13%                                 20,397
                                   Futures contracts sold 0.03%                                       4,593
                                                                                                 ----------
  Total Softs 0.16%                                                                                  24,990
                                                                                                 ----------

Total Indices 0.28%                Futures contracts purchased 0.28%                                 42,537
                                                                                                 ----------

Total Fair Value 2.73%                                                                              421,121
                                                                                                 ----------
Total U.S. Treasury zero           U.S. Treasury zero coupon bonds, $10,958,000
coupon bonds 67.58%                principal amount 11/15/2003 (amortized cost $9,777,282)       10,417,551
                                                                                                 ----------
Total Investments 70.31%                                                                        $10,838,672
                                                                                                ===========
                                                         Investments              % of Investments
        Country Composition                                 at Value                   at Value
        ----------------------------------           -------------------------- --------------------------
        Australia                                               $7,645                     0.07%
        Canada                                                   8,263                     0.08
        France                                                   6,113                     0.05
        Germany                                                 33,361                     0.31
        Hong Kong                                                  910                     0.01
        Japan                                                   (1,881)                   (0.02)
        Singapore                                              (11,076)                   (0.10)
        United Kingdom                                         (53,418)                   (0.49)
        United States                                       10,848,756                   100.09
                                                           -------------------- -------------------
                                                           $10,838,672                   100.00%
                                                           ==================== ===================

Percentages are based on Partners' capital unless otherwise indicated
* Due to rounding.
 See accompanying notes to financial statements.

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
                        Statements of Income and Expenses
              for the years ended December 31, 2002, 2001 and 2000

                                                                  2002            2001           2000
Income:
  Net gains on trading of commodity interests:
   Realized gains (losses) on closed positions and foreign
    exchange                                                  $ 1,248,757    $ 1,322,544    $  (117,327)
   Change in unrealized gains (losses) on open positions          369,944       (837,663)       945,116
                                                              -----------    -----------    -----------
                                                                1,618,701        484,881        827,789

  Gains on sale of U.S. Treasury zero coupon bonds                 73,567         63,157         25,052
  Unrealized appreciation (depreciation) on U.S. Treasury
   zero coupon bonds                                             (277,765)       215,895        446,478
  Interest income (Notes 2c and 3c)                               672,978        814,370        970,693
                                                              -----------    -----------    -----------
                                                                2,087,481      1,578,303      2,270,012
                                                              -----------    -----------    -----------
Expenses:
  Brokerage commissions including clearing fees of $29,068,
   $43,765 and $38,519, respectively (Note 3c)                    507,847        649,493        624,556
  Management fees (Note 3b)                                        79,497         96,142        178,204
  Incentive fees (Note 3b)                                        111,632         80,345           --
  Professional fees                                                37,126         44,052         41,096
  Other expenses                                                    5,611         10,183          5,862
                                                              -----------    -----------    -----------
                                                                  741,713        880,215        849,718
                                                              -----------    -----------    -----------
Net income (loss)                                             $ 1,345,768    $   698,088    $ 1,420,294
                                                              -----------    -----------    -----------
Net income (loss) per Unit of Limited Partnership Interest
  and General Partner Unit equivalent (Notes 1 and 6)         $    134.97    $     58.43    $    119.81
                                                              -----------    -----------    -----------


See accompanying notes to financial statements.

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
                         Statements of Partners' Capital
              for the years ended December 31, 2002, 2001 and 2000


                                                                Limited          General
                                                                Partners        Partner        Total
Partners' capital at December 31, 1999                      $ 18,597,708    $    249,394   $ 18,847,102
Net income                                                     1,395,973          24,321      1,420,294
Redemption of 3,049 Units of Limited Partnership Interest     (3,693,417)           --       (3,693,417)
                                                            ------------    ------------   ------------
Partners' capital at December 31, 2000                        16,300,264         273,715     16,573,979
Net income                                                       686,227          11,861        698,088
Redemption of 1,334 Units of Limited Partnership Interest     (1,856,545)           --       (1,856,545)
                                                            ------------    ------------   ------------
Partners' capital at December 31, 2001                        15,129,946         285,576     15,415,522
Net income                                                     1,318,369          27,399      1,345,768
Redemption of 1,376 Units of Limited Partnership Interest     (1,988,236)           --       (1,988,236)
                                                            ------------    ------------   ------------
Partners' capital at December 31, 2002                      $ 14,460,079    $    312,975   $ 14,773,054
                                                            ------------    ------------   ------------

See accompanying notes to financial statements.

                           Smith Barney Principal PLUS
                              Futures Fund L.P. II
                          Notes to Financial Statements

1.  Partnership Organization:
     Smith Barney Principal PLUS Futures Fund L.P. II (the "Partnership") is a limited partnership which was organized on November 16, 1995 under the partnership laws of the State of New York. The Partnership engages in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership will maintain a portion of its assets in principal amounts stripped from U.S. Treasury Bonds under the Treasury's STRIPS program which payments are due approximately seven years from the date trading commenced ("Zero Coupons"). The Partnership was authorized to sell 60,000 Units during the initial offering period of the Partnership.

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

     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

     The Partnership will be liquidated (see Note 9) upon the first to occur of the following: December 31, 2015; at the end of the month in which the Zero Coupons purchased come due (November, 2003) ("First Payment Date"), unless the General Partner elects otherwise, or under certain other circumstances as defined in the Limited Partnership Agreement. The General Partner, in its sole discretion, may elect not to terminate the Partnership as of the First Payment Date. In the event that the General Partner elects to continue the Partnership, each limited partner shall have the opportunity to redeem all or some of their Units.

2.  Accounting Policies:

     a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     b. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership's income and expenses.

     c. The original issue discount on the Zero Coupons is being amortized over their life using the interest method and is included in interest income.

     d. Zero Coupons are recorded in the statement of financial condition at fair value. Realized gain (loss) on the sale of Zero Coupons is determined on the amortized cost basis of the Zero Coupons at the time of sale.

     e. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     f. Certain prior period amounts have been reclassified to conform to current year presentation.

3.  Agreements:
     a. Limited Partnership Agreement: The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership.

     b. Management Agreements: The General Partner, on behalf of the Partnership, has entered into Management Agreements with Winton Capital Management ("Winton") and Willowbridge Associates Inc. ("Willowbridge") (the "Advisors"), which provides that the Advisors have sole discretion in determining the investment of the assets of the Partnership allocated to each Advisor by the General Partner. As compensation for services, the Partnership is obligated to pay Willowbridge a monthly management fee of 1/6 of 1% (2% per year) of month-end Net Assets allocated to it and pay Winton a monthly management fee of 1/8 of 1% (1.5% per year) of month-end Net Assets allocated to it. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement (excluding the fair value of the U.S. Treasury zero coupon bonds), prior to the reduction of redemptions and incentive fees. The Partnership will also pay each Advisor an incentive fee payable quarterly equal to 20% of New Trading Profits, as defined in the Management Agreements.

     c. Customer Agreement: The Partnership has entered into a Customer Agreement which provides that the Partnership will pay SSB a monthly brokerage fee equal to 7/12 of 1% of 135% of month-end Net Assets allocated to the Advisors (7% per year) in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating commissions are Net Assets, as defined in the Limited Partnership Agreement, (excluding the fair value of the U.S. Treasury zero coupon bonds), prior to the reduction of all liabilities of the Partnership. A portion of this fee is paid to employees of SSB who have sold Units of the Partnership. This fee does not include exchange, clearing, user, give-up, floor brokerage and National Futures Association fees which will be borne by the Partnership. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership maintains a portion of these assets in Zero Coupons and a portion in cash. The Partnership's cash is deposited by SSB in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2002 and 2001, the amount of cash held for margin requirements was $1,511,921 and $1,243,463, respectively. SSB will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by SSB based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party.

4.  Trading Activities:
     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statement of income and expenses. All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2002 and 2001, based on a monthly calculation, was $529,374 and $568,840, respectively.

5.  Distributions and Redemptions:
     Distributions of profits, if any, will be made at the sole discretion of the General Partner. On 10 days' notice to the General Partner, a limited partner may require the Partnership to redeem their Units at their Redemption Net Asset Value as of the last day of a quarter. Redemption fees equal to 2% of Redemption Net Asset Value per Unit redeemed will be charged to any limited partner who redeems their Units on the first, second or third possible redemption date, and 1% on the fourth and fifth possible redemption dates. Thereafter, no redemption fee will be charged. There were no redemption fees charged during 2002, 2001 and 2000.

6.  Financial Highlights:
     Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 2002, 2001 and 2000 were as follows:


                                                             2002          2001        2000
Net realized and unrealized gains (losses) *          $     112.32 $     (15.04)$      31.16
Realized and unrealized appreciation (depreciation)
 on Zero Coupons                                            (19.66)       23.63        35.19
Interest income                                              65.12        69.18        69.15
Expenses **                                                 (22.81)      (19.34)      (15.69)
                                                         ---------    ---------    ---------
Increase for year                                           134.97        58.43       119.81
Net asset value per Unit, beginning of year               1,406.78     1,348.35     1,228.54
                                                         ---------    ---------    ---------
Net asset value per Unit, end of year                 $   1,541.75 $   1,406.78 $   1,348.35
                                                         ---------    ---------    ---------


       * Includes brokerage commissions
      ** Excludes brokerage commissions

Ratios to average net assets:
 Net investment income before incentive fee ***      0.3%    0.1%
 Incentive fees                                     (0.8)%  (0.5)%
                                                    ----     ---
 Net investment loss after incentive fees           (0.5)%  (0.4)%
                                                    ----     ---

 Net income before incentive fees ****              10.0%    4.8%
 Incentive fees ****                                (0.8)%  (0.5)%
                                                    ----     ---
 Net income after incentive fees ****                9.2%    4.3%
                                                    ----     ---

 Operating expenses                                  4.3%    4.9%
 Incentive fees                                      0.8%    0.5%
                                                    ----     ---
 Total expenses                                      5.1%    5.4%
                                                    ----     ---


Total return:
 Total return before incentive fees                 10.4%    4.8%
 Incentive fees                                     (0.8)%  (0.5)%
                                                    ----     ---
 Total return after incentive fees                   9.6%    4.3%
                                                    ----     ---


     *** Interest income less total expenses (exclusive of incentive fees) **** Supplemental information not required

     The above ratios may vary for individual investors based on the timing of capital transactions during the year.


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

8.  Financial Instrument Risks:
     In the normal course of its business the Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

     The majority of these instruments mature within one year of December 31, 2002. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

9.   Liquidation of Partnership:
     In accordance with the Limited Partnership Agreement, the Partnership will terminate operations on November 15, 2003, the month in which the U.S. Treasury zero coupon bonds mature.

Selected unaudited quarterly financial data for the years ended December 31, 2002 and December 31, 2001 is summarized below:

                                     For the period      For the period       For the period    For the period
                                  from October 1, 2002  from July 1, 2002     April 1, 2002 to  January 1, 2002
                                  to December 31, 2002  to September 30, 2002  June 30, 2002   to March 31, 2002

     Net realized and unrealized
    trading gains (losses) net of
   brokerage commissions and clearing
   fees including interest income            $1,740         $1,392,731              $648,989         $(463,826)

          Net Income (loss)                $(27,274)        $1,268,874              $597,426         $(493,258)

       Increase (decrease) in Net Asset      $(2.77)           $125.71                $57.04           $(45.01)
                Value per Unit

                                     For the period      For the period       For the period    For the period
                                  from October 1, 2001  from July 1, 2001     April 1, 2001 to  January 1, 2001
                                  to December 31, 2001  to September 30, 2001  June 30, 2001   to March 31, 2001
         Net realized and unrealized
         trading gains (losses) net of
      brokerage commissions and clearing
       fees including interest income     $(166,918)          $763,482             $(731,826)       $1,064,072

               Net Income (loss)          $(203,794)          $727,077             $(769,309)         $944,114

       Increase (decrease) in Net Asset     $(18.13)            $63.57               $(63.82)           $76.81
                Value per Unit


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     PricewaterhouseCoopers LLP was previously the principal accountant for Partnership. On July 9, 2002, that firm was dismissed as principal accountant and KPMG LLP was engaged as principal accountant. The decision to change accountants was approved by the general partner of the Partnership.
     In connection with the audits of the two fiscal years ended December 31, 2001, and through July 9, 2002, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their reports on the financial statements for such years.
     The audit reports of PricewaterhouseCoopers LLP on the financial statements of the Partnership as of and for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.
                                    PART III
Item 10.    Directors and Executive Officers of the Registrant.
            ---------------------------------------------------
     The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. Investment decisions are made by the Advisors.

Item 11.    Executive Compensation.
            ----------------------
     The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner. SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." Brokerage commissions and clearing fees of $507,847 were earned for the year ended December 31, 2002. Management fees and incentive fees of $79,497 and $111,632, respectively were earned by the Advisors for the year ended December 31, 2002.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------
     (a). Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
     (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 203 (2.1%) Units of Limited Partnership Interest as of December 31, 2002.
     (c). Changes in control. None.
                       ------------------
Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------
     Salomon Smith Barney Inc. and Smith Barney Futures Management LLC would be considered promoters for purposes of Item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business.", "Item 8. Financial Statements and Supplementary Data." and "Item 11. Executive Compensation."
Item 14. Control and Procedures
     Based on their evaluation of the Partnership's disclosure controls and procedures as of a date within 90 days of the filing of this report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.
     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.
                                     PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
     (a) (1) Financial Statements:

               Statements of Financial Condition at December 31, 2002 and 2001. Statements of Income and Expenses for the years ended December 31, 2002, 2001 and 2000.

               Statements of Partners' Capital for the years ended December 31, 2002, 2001 and 2000.

          (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 2002.

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

          10.7 - Letters extending Management Agreements with John W. Henry & Company, Inc. and Willowbridge Associates Inc. (previously filed).
          10.8 - Letter from the General Partner terminating Management Agreement with John W. Henry & Company Inc. (previously filed).
          10.9 - Management Agreement among the Partnership, the General Partner and Winton Capital Management (previously filed).
          10.10- Letter  extending the Management  Agreement  with  Willowbridge
               Inc. (previously filed).
          10.11- Letters  extending  Management  Agreements  with Winton Capital
               Management and Willowbridge Associates Inc. for 2001 (previously filed).
          10.12- Letters  extending  Management  Agreements  with Winton Capital
               Management and Willowbridge Associates Inc. for 2002 (filed herein)
          99.1 Certificate of Chief Executive Officer.
          99.2 Certificate of Chief Financial Officer.
          (b)      Reports on 8-K: None Filed.

     Supplemental  Information  To Be Furnished  With Reports Filed  Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual  Report to Limited  Partners

No proxy  material  has been sent to Limited Partners.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 27th day of March 2003.

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



/s/ David J. Vogel                                          /s/ Shelley Ullman
------------------------------                     -----------------------------
David J. Vogel                                                     Director
Director, Principal Executive
Officer and President



/s/ Maureen O'Toole                                          /s/ Steve J. Keltz
--------------------------                         -----------------------------
Maureen O'Toole                                           Secretary and Director
Director



/s/ Daniel R. McAuliffe, Jr.
------------------------------                                -
Daniel R. McAuliffe, Jr.
Chief Financial Officer and
Director

                                  CERTIFICATION


I, David J. Vogel, certify that:

     1. I have reviewed this annual report on Form 10-K of Smith Barney Principal Plus Futures Fund L.P. II;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
                                                     /s/ David J. Vogel
                                                         -----------------------
                                                         David J. Vogel
                                                         Chief Executive Officer

                                  CERTIFICATION


I, Daniel R. McAuliffe, Jr., certify that:
     1. I have reviewed this annual report on Form 10-K of Smith Barney Principal Plus Futures Fund L.P. II;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b.   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
                                                    /s/ Daaniel R. McAuliffe, Jr
                                                        -----------------------
                                                        Daniel R. McAuliffe, Jr.
                                                        Chief Financial Officer

CIK>                                               0001005335
NAME>                          Smith Barney Principal PLUS Futures Fund L.P. II

PERIOD-TYPE>                                       12-MONTHS
FISCAL-YEAR-END>                                   DEC-31-2002
PERIOD-START>                                      JAN-01-2002
PERIOD-END>                                        DEC-31-2002
CASH>                                                       4,723,318
SECURITIES>                                                10,283,473
RECEIVABLES>                                                  270,055
ALLOWANCES>                                                         0
INVENTORY>                                                          0
CURRENT-ASSETS>                                            15,276,846
PP&E>                                                               0
DEPRECIATION>                                                       0
TOTAL-ASSETS>                                              15,276,846
CURRENT-LIABILITIES>                                          503,792
BONDS>                                                              0
PREFERRED-MANDATORY>                                                0
PREFERRED>                                                          0
COMMON>                                                             0
OTHER-SE>                                                  14,773,054
TOTAL-LIABILITY-AND-EQUITY>                                15,276,846
SALES>                                                              0
TOTAL-REVENUES>                                             2,087,481
CGS>                                                                0
TOTAL-COSTS>                                                        0
OTHER-EXPENSES>                                               741,713
LOSS-PROVISION>                                                     0
INTEREST-EXPENSE>                                                   0
INCOME-PRETAX>                                              1,345,768
INCOME-TAX>                                                         0
INCOME-CONTINUING>                                                  0
DISCONTINUED>                                                       0
EXTRAORDINARY>                                                      0
CHANGES>                                                            0
NET-INCOME>                                                 1,345,768
EPS-PRIMARY>                                                   134.97
EPS-DILUTED>                                                        0