Form 10-Q
period 2003-09-30
SMITH BARNEY PRINCIPAL PLUS FUTURES FUND LP II
filed 2003-11-13
CIK 1005335

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2003

Commission File Number 0-22489

SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     New York                                    13-3862967
-----------------------------------------------------------------
  (State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th Fl.
                            New York, New York 10022
-----------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                         (212) 559-2011
-----------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                               Yes _____ No __X__

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                                    FORM 10-Q
                                      INDEX

                                                                    Page
                                                                    Number

PART I - Financial Information:

     Item 1.  Financial   Statements:
              Statements  of  Financial  Condition  at
              September 30, 2003 and December 31, 2002
              (unaudited).                                           3

              Condensed Schedules of Investments
              at September 30, 2003 and December 31,
              2002 (unaudited).                                    4 - 5

              Statements of Income and Expenses and
              Partners' Capital for the three
              and nine months ended September 30, 2003
              and 2002 (unaudited).                                  6

              Notes to Financial Statements
              (unaudited).                                         7 - 12

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations.                                         13 - 16

     Item 3.  Quantitative and Qualitative Disclosures
              about Market Risk.                                  17 - 18

     Item 4. Controls and Procedures                                 19

PART II - Other Information                                          20

                                     PART I

                          Item 1. Financial Statements

                SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II
                        STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                              September 30,    December 31,
                                                                  2003           2002
                                                          --------------------------------
ASSETS:

Equity in commodity futures trading account:
  Cash (restricted $1,713,024 and $1,511,921 in 2003 and
   2002, respectively)                                         $ 4,359,571   $ 4,723,318
  Net unrealized appreciation on open futures positions            866,667       818,270
  Unrealized appreciation on open forward contracts                 15,196        22,508
  U.S. Treasury zero coupon bonds, $9,184,000 and $9,582,000 prinicpal amount in 2003 and 2002, repectively,
   due November 15, 2003 at market value
   (amortized cost $9,182,460 and $9,129,904
    in 2003 and 2002, respectively)                              9,174,816     9,492,408
                                                               -----------   -----------
                                                                14,416,250    15,056,504
 Receivable from CGM on sale of  U.S. Treasury
  zero coupon bonds                                                173,809       265,993
 Interest receivable                                                 2,853         4,062
                                                               -----------   -----------
                                                               $14,592,912   $15,326,559
                                                               ===========   ===========
LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
Unrealized depreciation on open forward contracts              $     6,554   $    49,713
 Accrued expenses:
  Commissions                                                       40,742        41,725
  Management fees                                                    7,148         7,696
  Other                                                             42,567        39,640
 Redemptions payable                                               269,533       414,731
                                                               -----------   -----------
                                                                   366,544       553,505
                                                               -----------   -----------
Partners' Capital:
General Partner, 203 Unit equivalents
  outstanding  in 2003 and 2002                                    314,455       312,975
Limited Partners, 8,981 and 9,379 Redeemable Units of
  Limited Partnership Interest outstanding
  in 2003 and 2002, respectively                                13,911,913    14,460,079
                                                               -----------   -----------
                                                                14,226,368    14,773,054
                                                               -----------   -----------
                                                               $14,592,912   $15,326,559
                                                               ===========   ===========

  See Accompanying Notes to Unaudited Financial Statements.

                         Smtih Barney Principal PLUS
                              Futures Fund L.P. II
                        Condensed Schedule of Investments
                               September 30, 2003
                                   (Unaudited)
Sector                                   Contract                                             Fair Value
-------------------------               ----------------------------------                 --------------
Currencies
                                        Futures contracts purchased  2.18%                      $310,253
                                        Futures contracts sold  (0.19)%                          (27,537)
                                                                                           --------------
     Total Currencies 1.99%                                                                      282,716
                                                                                           --------------
Energy
                                         Futures contracts purchased  0.02%                        3,170
                                         Futures contracts sold  (0.09)%                         (12,949)
                                                                                           --------------
     Total Energy (0.07) %                                                                        (9,779)
                                                                                           --------------
Grains
                                         Futures contracts purchased  1.81%                      258,297
                                         Futures contracts sold  (0.00)%*                           (691)
                                                                                          --------------
     Total Grains 1.81%                                                                          257,606
                                                                                          --------------

Total Interest Rates U.S. 1.61%          Futures contracts purchased  1.61%                      229,591
                                                                                            ------------
Interest Rates Non - U.S.
                                          Futures contracts purchased  1.29%                     183,339
                                          Futures contracts sold  (0.12)%                        (16,976)
                                                                                            ------------
    Total Interest Rates Non - U.S. 1.17%                                                        166,363
                                                                                            ------------

Total Livestock 0.21%                     Futures contracts purchased  0.21%                      30,277
                                                                                            ------------

Metals
                                          Futures contracts purchased  0.36%                      51,390

                                          Unrealized appreciation on forward contracts 0.11%      15,196
                                          Unrealized depreciation on forward contracts (0.05)%    (6,554)
                                                                                            ------------
                                          Total forward contracts 0.06%                            8,642
                                                                                            ------------
      Total Metals 0.42%                                                                          60,032
                                                                                            ------------
Softs
                                          Futures contracts purchased  (0.06)%                    (8,842)
                                          Futures contracts sold  (0.03)%                         (3,881)
                                                                                            ------------
       Total Softs (0.09)%                                                                       (12,723)
                                                                                            ------------
Total Indices (0.90)%                      Futures contracts purchased  (0.90)%                 (128,774)
                                                                                            -------------

Total Fair Value of Futures and Forwards positions 6.15%                                         875,309

Total U.S.Treasury
  zero coupon bonds 64.49%          U.S. Treasury zero coupon bonds, $9,184,000 principal
                                    amount due 11/15/2003 (amoritzed cost $ 9,182,460)         9,174,816
                                                                                            ------------
 Total Investments 70.64%                                                                    $10,050,125
                                                                                           =============

Country Composition         Investments at Value              % of Investments at Value
-----------------------------------------------------------------------------------------
Australia                        $(1,489)                                (0.01)%
Canada                            24,477                                  0.24
France                            (8,106)                                (0.08)
Germany                           39,609                                  0.39
Hong Kong                         (5,141)                                (0.05)
Italy                             (6,662)                                (0.07)
Japan                            (14,348)                                (0.14)
Spain                            (10,703)                                (0.10)
United Kingdom                    33,297                                  0.33
United States                  9,999,191                                 99.49
                            -------------                           -----------
                             $10,050,125                                100.00 %
                            =============                          ============

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

                 SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P.II
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                                ------------------------        -------------------------
                                                                     2003           2002              2003          2002
                                                                ------------------------         ------------------------
Income:
  Net gains on trading of commodity
   futures:
  Realized gains (losses) on closed positions
   and foreign currencies                                      $ (1,494,122)   $  1,442,609    $    530,454    $  1,247,670
  Change in unrealized gains (losses) on open
   positions                                                      1,243,612         (81,555)         84,244         278,708
                                                               ------------    ------------    ------------    ------------
                                                                   (250,510)      1,361,054         614,698       1,526,378
  Realized gains (losses) on sales of U.S. Treasury
    zero coupon bonds                                                   (67)         11,993           3,538          51,849
  Unrealized depreciation on U.S. Treasury
    zero coupon bonds                                              (125,684)        (12,478)       (370,148)       (131,919)
  Interest income                                                   159,583         169,610         481,656         508,157
                                                               ------------    ------------    ------------    ------------
                                                                   (216,678)      1,530,179         729,744       1,954,465
                                                               ------------    ------------    ------------    ------------


Expenses:
  Brokerage commissions including clearing fees of
  $6,990, $6,905, $21,689 and  $23,480 respectively                 134,578         137,448         460,555         376,571
  Management fees                                                    20,822          22,519          73,738          58,107
  Incentive fees                                                       --            89,701          80,401         111,632
  Other expenses                                                     11,705          11,637          36,039          35,113
                                                               ------------    ------------    ------------    ------------
                                                                    167,105         261,305         650,733         581,423
                                                               ------------    ------------    ------------    ------------

  Net income (loss)                                                (383,783)      1,268,874          79,011       1,373,042
  Redemptions - L.P.                                               (290,843)       (375,318)       (625,697)     (1,573,505)
                                                               ------------    ------------    ------------    ------------

  Net increase (decrease) in Partners' capital                     (674,626)        893,556        (546,686)       (200,463)

Partners' capital, beginning of period                           14,900,994      14,321,503      14,773,054      15,415,522
                                                               ------------    ------------    ------------    ------------
Partners' capital, end of period                               $ 14,226,368    $ 15,215,059    $ 14,226,368    $ 15,215,059
                                                               ------------    ------------    ------------    ------------

Net asset value per Redeemable Unit
  (9,184 and 9,851 Redeemable Units outstanding
  at September 30, 2003 and 2002, respectively)                $   1,549.04    $   1,544.52    $   1,549.04    $   1,544.52
                                                               ------------    ------------    ------------    ------------


Net income (loss) per Redeemable Unit of Limited Partnership
  Interest and General Partner Unit equivalent                 $     (40.91)   $     125.71    $       7.29    $     137.74
                                                               ------------    ------------    ------------    ------------

See Accompanying Notes to Unaudited Financial Statements.


                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)

1.  General

     Smith Barney Principal PLUS Futures Fund L.P. II (the "Partnership") was formed under the laws of the State of New York on November 16, 1995. The Partnership engages in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership maintains a portion of its assets in principal amounts stripped from U.S. Treasury Bonds under the Treasury's STRIPS program which payments are due November 17, 2003 (termination of trading operations).

     On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney
Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"). As of September 30, 2003, all trading decisions are made for the Partnership by Winton Capital Management Ltd. and Willowbridge Associates Inc. (each an "Advisor" and collectively, the "Advisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2003 and December 31, 2002 and the results of its operations for the three and nine months ended September 30, 2003 and 2002. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.


                                                                     (Continued)

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)



     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

     Certain prior period amounts have been reclassified to conform to current year presentation.


                                                                     (Continued)

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)


2.       Financial Highlights:

     Changes in net asset value per Redeemable Unit for the three and nine months ended September 30, 2003 and 2002 were as follows:



                                        THREE-MONTHS ENDED              NINE-MONTHS ENDED
                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                      2003             2002_           2003          2002
                                    ---------       --------         ------         -------
Net realized and unrealized
  gains (losses) *               $     (41.05)   $     121.22   $      15.18   $     116.27

Realized and unrealized losses
 on zero coupons                       (13.43)          (0.05)        (38.72)         (7.06)
Interest income                         17.04           16.80          50.84          48.39
Expenses    **                          (3.47)         (12.26)        (20.01)        (19.86)
                                    ---------       ---------      ---------          -----

Increase(decrease) for period          (40.91)         125.71           7.29         137.74

Net Asset Value per Redeemable
 Unit, beginning of period           1,589.95        1,418.81       1,541.75       1,406.78
                                    ---------       ---------      ---------          -----
Net Asset Value per Redeemable
 Unit, end of period             $   1,549.04    $   1,544.52   $   1,549.04   $   1,544.52
                                    =========       =========      =========          =====


*       Includes brokerage commissions.

**      Excludes brokerage commissions.

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)


Financial Highlights continued:


                                         THREE-MONTHS ENDED    NINE-MONTHS ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                             2003   2002         2003      2002
                                            --------------     -----------------
Ratio to average net assets: ***

Net investment loss before
 incentive fees    ****                     (0.2)%  (0.4)%       (0.8)%  (0.7)%
                                             ===     ===         ====     ===

Operating expenses                           4.6%    4.6%          5.1%    4.3%
Incentive fees                               0.0%    2.4%          0.7%    1.0%
                                             ---     ---          ----     ---
Total expenses                               4.6%    7.0%          5.8%    5.3%
                                             ===     ===          ====     ===

Total return:

Total return before incentive fees         (2.6)%    9.5%         1.0%    10.6%
Incentive fees                             (0.0)%   (0.6)%       (0.5)%   (0.8)%
                                             ---     ---          ----     ---
Total return after incentive fees          (2.6)%    8.9%         0.5%     9.8%
                                             ===     ===          ====     ===

***      Annualized
****     Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

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

     The  Customer   Agreement   between  the  Partnership  and  CGM  gives  the
Partnership the legal right to net unrealized gains and losses on open futures positions.

     All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values during the nine and twelve months ended September 30, 2003 and December 31, 2002, based on a monthly calculation, were assets of $515,170 and $529,374, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2003 and December 31, 2002, were assets of $875,309 and $791,065, respectively.

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

                Smith Barney Principal PLUS Futures Fund L.P. II
                          Notes to Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (Continued)

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

     The majority of these  instruments  mature within one year of September 30,
2003.  However,  due  to  the  nature  of  the  Partnership's  business,   these
instruments may not be held to maturity.

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, Zero Coupons, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a substantial decrease in liquidity no such losses occurred during the third quarter of 2003.

     The Partnership's capital consists of capital contributions, as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and Zero Coupons, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

     For the nine months ended September 30, 2003, Partnership capital decreased 3.7% from $14,773,054 to $14,226,368. This decrease was attributable to the redemption of 398 Redeemable Units of Limited Partnership Interest resulting in an outflow of $625,697, which was partially offset by net income from operations of $79,011. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

Results of Operations

     During the Partnership's third quarter of 2003, the net asset value per Redeemable Unit decreased 2.6% from $1,589.95 to $1,549.04 as compared to an increase of 8.9% in the third quarter of 2002. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2003 of $250,510. Losses were primarily attributable to the trading of commodity futures in currencies, energy, U.S and non-U.S. interest rates and softs and were partially offset by gains in livestock, metals, indices and grains. The Partnership experienced a net trading gain before commissions and related fees in the third quarter of 2002 of $1,361,054. Gains were primarily attributable to the trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, livestock, metals, softs and indices.

     During the Partnership's nine months ended September 30, 2003, the net asset value per Redeemable unit increased 0.5% from $1,541.75 to $1,549.04 as compared to an increase of 9.8% for the nine months ended September 30, 2002. The Partnership experienced a net trading gain before brokerage commissions and related fees for the nine months ended September 30, 2003 of $614,698. Gains were primarily attributable to the trading of commodity futures in currencies, energy, non-U.S. interest rates, livestock and indices and were partially offset by losses in grains, U.S. interest rates, metals, and softs. The Partnership experienced a net trading gain before commissions and related fees for the nine months ended September 30, 2002 of $1,526,378. Gains were primarily attributable to the trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates and livestock and were partially offset by losses in metals, softs and indices.

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

     Interest income on 80% of the Partnership's daily equity maintained in cash was earned at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days. CGM may continue to maintain the Partnership assets in cash and/or place all of the Partnership assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2003 decreased by $10,027 and $26,501, respectively, as compared to the corresponding periods in 2002. The decrease in interest income is primarily due to the decrease in interest rates and the effect of redemptions on the Partnership's equity maintained in cash during the three and nine months ended September 30, 2003 as compared to 2002.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset value. Brokerage commissions and fees for the three and nine months ended September 30, 2003 decreased by $2,870 and increased by $83,984, respectively, as compared to the corresponding periods in 2002. The decrease in brokerage commissions for the three months ended September 30, 2003 is due to an decrease in average net assets offset by a increase in clearing fees during the period. The increase in brokerage commissions for the nine months ended September 30, 2003 is due to an increase in average net assets during the period.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September

30, 2003 decreased by $1,697 and increased by $15,631, respectively, as compared to the corresponding periods in 2002. The decrease in management fees for the three months ended September 30, 2003 is due to a decrease in average net assets during the period. The increase in management fees for the nine months ended September 30, 2003 is due to an increase in average net assets during the period.

     Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2003 resulted in incentive fees of $0 and $80,401, respectively. Trading performance for the three and nine months ended September 30, 2002, resulted in incentive fees of $89,701 and $111,632, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2003 and the highest and lowest value at any point during the three and nine months ended September 30, 2003. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2003, the Partnership's total capitalization was $14,226,368. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.

                               September 30, 2003
                                   (Unaudited)

                                                                 Year   to  Date
                                       % of Total          High            Low       Average
Market Sector        Value at Risk   Capitalization   Value at Risk  Value at Risk  Value at Risk
---------------------------------------------------------------------------------------------------
Currencies:
  - Exchange Traded
    Contracts             $  235,040       1.65%        $  242,066   $   79,230   $  162,491
Energy                       118,182       0.83%           411,500       12,000      223,676
Grains                        88,278       0.62%           106,415       22,745       72,751
Interest Rates U.S.          161,430       1.13%           181,700       19,700      148,292
Interest Rates Non-U.S       324,215       2.28%           663,047       82,226      252,354
Livestock                     21,100       0.15%            30,350        2,605       13,399
Metals:
 -  Exchange Traded
    Contracts                 94,900       0.67%           104,100       11,700       56,767
 - OTC Contracts              35,100       0.25%            68,075        7,350       34,733
Softs                         78,206       0.55%            83,487       22,129       61,342
Indices                      294,006       2.07%           375,644        4,933      164,096
                         ----------   ----------
Total                     $1,450,457      10.20%
                          ==========   ==========

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of September 30, 2003, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 and our Current Report on Form 8-K dated April 28, 2003.

ENRON

TITTLE, ET AL. v. ENRON CORP., ET AL.

     On September 30, 2003, all of the claims against Citigroup in this litigation were dismissed.

Additional Actions

     Several additional actions, previously identified, have been consolidated or coordinated with the Newby action and are stayed, except with respect to certain discovery, until after the court's decision on class certification. In addition, on August 15, 2003, a purported class action was brought by purchasers of Enron stock alleging state law claims of negligent misrepresentation, fraud, breach of fiduciary duty and aiding and abetting a breach of fiduciary duty. On August 29, 2003, an investment company filed a lawsuit alleging that Citigroup, CGM and several other defendants (including, among others, Enron's auditor, financial institutions, outside law firms and rating agencies) engaged in a conspiracy, which purportedly caused plaintiff to lose credit (in the form of a commodity sales contract) it extended to an Enron subsidiary in purported reliance on Enron's financial statements. On September 24, 2003, Enron filed an adversary proceeding in its chapter 11 bankruptcy proceedings to recover alleged preferential payments and fraudulent transfers involving Citigroup, CGM and other entities, and to disallow or to subordinate bankruptcy claims that Citigroup, CGM and other entities have filed against Enron.

Research

     In connection with the global research settlement, on October 31, 2003, final judgment was entered against CGM and nine other investment banks. In addition, CGM has entered into separate settlement agreements with numerous states and certain U.S. territories.

WORLDCOM

     Citigroup and/or CGM are now named in approximately 35 individual state court actions brought by pension funds and other institutional investors based on underwriting of debt securities of WorldCom. Most of these actions have been removed to federal court and transferred to the United States District Court for the Southern District of New York for centralized pretrial hearings with other WorldCom actions. On October 24, 2003, the court granted plaintiffs' motion to have this matter certified as a class action.

OTHER

     On November 3, 2003, the United States District Court for the Southern District of New York granted the Company's motion to dismiss the consolidated amended complaint asserting violations of certain federal and state antitrust laws by CGM and other investment banks in connection with the allocation of shares in initial public offerings underwritten by such parties.



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

SMITH BARNEY PRINCIPAL PLUS FUTURES FUND L.P. II


By:   Citigroup Managed Futures LLC
           (General Partner)


By:   /s/ David J. Vogel
       -------------------------------------------
         David J. Vogel,
         President and Director

Date:  11/13/03

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Citigroup Managed Futures LLC
           (General Partner)


By:   /s/ David J. Vogel
       -------------------------------------------
        David J. Vogel,
        President and Director


Date:  11/13/03


By:        /s/ Daniel R. McAuliffe, Jr.
           -------------------------------------------
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and Director

Date:  11/13/03

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 13, 2003

                                                  By:  /s/ David J. Vogel
                                                  -----------------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 13, 2003

                                             /s/ Daniel R. McAuliffe, Jr.
                                            -----------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                    Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Smith Barney Principal PLUS Futures Fund L.P. II (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

By:  /s/ David J. Vogel
-----------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director

November 13, 2003

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Smith Barney Principal PLUS Futures Fund L.P. II (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

 /s/ Daniel R. McAuliffe, Jr.
-----------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

November 13, 2003